Form 10-Q
period 1996-09-30
CAPSTAR HOTEL CO
filed 1996-11-14
CIK 1014764

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549


                                FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                          FOR THE QUARTER ENDED
                           SEPTEMBER 30, 1996

                                  1-12017
                              (SEC File No.)

                             CAPSTAR HOTEL COMPANY
                     1010 WISCONSIN AVENUE, NW, SUITE 650
                            WASHINGTON, D.C.  20007
                                (202) 965-4455

      Delaware                             52-1979383
(State of Incorporation)                  (IRS Employer
                                         Identification No.)

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Registrant was required to file such reports, and (2) has not been subject to such filing requirements for the past 90 days.

The number of shares of Common Stock, par value $0.01 per share, outstanding at November 14, 1996 was 12,754,321.

CAPSTAR HOTEL COMPANY

Form 10-Q


                                  INDEX

PART I   Financial Information                              PAGE NO.

ITEM 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - Historical
           September 30, 1996 and December 31, 1995             1

         Consolidated Statements of Operations - Pro Forma
           Three Months and Nine Months Ended
           September 30, 1996 and September 30, 1995             2

         Consolidated Statements of Operations - Historical
           Three Months and Nine Months Ended
           September 30, 1996 and September 30, 1995             3

         Consolidated Statements of Cash Flows - Historical
           Nine Months Ended September 30, 1996 and
           September 30, 1995                                    4

         Notes to the Consolidated Financial Statements          5

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  10

PART II  Other Information

ITEM 5.  Other Information                                      16

ITEM 6.  Exhibits and Reports on Form 8-K                       16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CAPSTAR HOTEL COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                   HISTORICAL

                                                           SEPTEMBER 30, 1996             DECEMBER 31, 1995
                                                               (Unaudited)
Assets
  Cash and cash equivalents                           $      9,161                        $      6,832
  Accounts receivable, net                                   8,021                               2,749
  Deposits, prepaid expenses, and other                      6,920                               3,954
                                                           -------                              ------
  Total current assets                                      24,102                              13,535

  Property and equipment
     Land                                                   41,166                              12,768
     Building and improvements                             152,574                              84,545
     Furniture, fixtures, and equipment                     22,710                              11,353
     Construction in progress                                6,066                               2,216
                                                           -------                              ------
                                                           222,516                             110,882
     Accumulated depreciation                               (6,692)                             (1,756)
                                                           -------                              ------
  Total property and equipment, net                        215,824                             109,126
  Deferred costs, net of accumulated amortization
     of $495 at September 30, 1996 and $271 at
     December 31, 1995                                       6,179                               2,638
  Restricted cash                                            1,000                               7,351
                                                           -------                              ------
                                                      $    247,105                       $     132,650
                                                           =======                              ======
Liabilities, Minority Interest, and Equity
  Accounts payable                                    $      4,516                       $       2,329
  Accrued expenses and other liabilities                     8,410                               4,626
  Long term debt, current portion                              408                               2,668
                                                           -------                              ------
  Total current liabilities                                 13,334                               9,623


  Long term debt                                            73,554                              73,574
                                                           -------                              ------
  Total liabilities                                         86,888                              83,197
  Minority interest                                            625                                 816
  Partners' capital                                              0                              48,637
  Common stock (49,000 shares authorized, at $.01
       par value, 12,754 issued and outstanding at
       September 30, 1996)                                     128                                   0
   Paid in capital                                         159,782                                   0
   Retained deficit                                           (318)                                  0
                                                           -------                              ------
                                                      $    247,105                       $     132,650
                                                           =======                              ======

See accompanying notes to consolidated financial statements.

CAPSTAR HOTEL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS                (Unaudited, in thousands,
except per share amounts)



                                          PRO FORMA (NOTE 4)

                                           Three Months Ended                  Nine Months Ended
                                           SEPTEMBER 30,                       SEPTEMBER 30,



                                           1996                 1995            1996              1995
      Revenue
        Rooms                                    $             $                  $
                                                      21,736        19,350              59,479      $54,219
        Food and beverage                              7,780         8,406              25,057       25,191
        Management fees and other                      2,553         2,472               7,679        7,175
                                                      ------        ------              ------       ------
revenue
      Total revenue                                    32,069        30,228             92,215       86,585
                                                      ------        ------              ------       ------
      Hotel operating expenses by
department
        Rooms                                          5,063         4,888              14,728       14,009
        Food and beverage                              6,563         6,869              20,468       20,661
        Other operating expenses                         731           692               2,202        2,166
      Undistributed operating
expenses
        Administrative and general                     5,676         6,532              18,376       19,545
        Property operating costs                       3,654         2,601              10,153        7,116
        Property taxes, insurance                      1,159         1,674               4,052        4,699
and other
        Depreciation and                               2,139         2,495               7,172        7,484
                                                      ------        ------              ------       ------
amortization
      Total operating expenses                         24,985        25,751             77,151       75,680
      Interest expense, net                             1,107         1,157              3,321        3,470
                                                      ------        ------              ------       ------
      Income before minority                           5,977         3,320              11,743        7,435
interest and income taxes
      Minority interest                                 (49)            15                 (18)          44
                                                      ------        ------              ------       ------
      Income before income taxes                       5,928         3,335              11,725        7,479
      Income taxes                                     2,371         1,334               4,690        2,992
                                                      ------        ------              ------       ------
      Net income from continuing
operations                                             3,557         2,001               7,035       $4,487
                                                      ======        ======              ======       ======

      Pro forma earnings per common              $      0.28    $     0.16         $      0.55        $0.35
share                                                 ======        ======              ======       ======

Weighted average number of common
shares outstanding                                    12,754        12,754              12,754       12,754
                                                      ------        ------              ------       ------




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CAPSTAR HOTEL COMPANY                                  CONSOLIDATED STATEMENTS OF OPERATIONS          (UNAUDITED, IN THOUSANDS)

                                               HISTORICAL

      THREE MONTHS ENDED                   NINE MONTHS ENDED

                                    SEPTEMBER 30,                 SEPTEMBER 30,



                                           1996          1995               1996              1995
Revenue:
  Rooms                                      $   20,839       $     5,869        $   48,960       $     7,797
  Food and beverage                               7,537             1,955            20,525             2,514
  Management fees and other revenue               2,496             1,577             7,643             3,899
                                                 ------            ------            ------            ------
Total revenue                                    30,872             9,401            77,128            14,210
                                                 ------            ------            ------            ------
Hotel operating expenses by
department:
  Rooms                                           4,868             1,558            12,232             2,086
  Food and beverage                               6,318             1,618            16,620             2,043
  Other operating expenses                          709               166             1,798               246
Undistributed operating expenses:
  Administrative and general                      5,440             2,012            14,897             4,475
  Property operating costs                        3,539             1,390             8,920             1,816
  Property taxes, insurance and                   1,108               392             3,225               477
other
  Depreciation and amortization                   2,036               663             5,955               966
                                                 ------            ------            ------            ------

Total operating expenses                         24,018             7,799            63,647            12,109

INTEREST EXPENSE, NET                             3,138               797            10,428             1,131
                                                 ------            ------            ------            ------
Income before minority interest,
income taxes and extraordinary loss               3,716               805             3,053               970
Minority interest                                  (49)                 0                20                 0
                                                 ------            ------            ------            ------
Income before income taxes and
extraordinary loss                                3,667               805             3,073               970
Income taxes                                      1,092                 0             1,092                 0
                                                 ------            ------            ------            ------

Income before extraordinary loss                  2,575               805             1,981               970
Extraordinary loss from early
extinguishment of debt, net of tax
benefit of $1,304                                 1,956                 0             1,956                 0
                                                 ------            ------            ------            ------

Net income                                  $       619      $        805      $         25       $       970
                                                 ======            ======            ======            ======


See accompanying notes to consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                         HISTORICAL


                                                            Nine months ended             Nine months ended
                                                           SEPTEMBER 30, 1996            SEPTEMBER 30, 1995
Cash flows from operating activities:
  Net income                                          $        25                       $     970
  Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                          5,955                             966
     Extraordinary loss                                     3,260                               0
     Minority interest                                        (20)                              0
     Changes in operating assets and liabilities:
          Accounts receivable, net                         (5,272)                         (3,261)
          Deposits, prepaid expenses, and other            (2,966)                         (1,794)
          Accounts payable                                  2,187                           1,847
          Accrued expenses and other liabilities            3,784                           3,215
                                                          -------                           -----
Net cash provided by operating activities                   6,953                           1,943
                                                          -------                           -----

Cash flows from investing activities:
     Purchases of property and equipment                 (111,328)                        (54,427)
     Purchases of minority interest                           (67)                              0
     Decrease (increase) in restricted cash                 6,351                          (7,204)
                                                          -------                           -----
Net cash used in investing activities                    (105,044)                        (61,631)
                                                          -------                           -----
Cash flows from financing activities:
     Deferred financing costs                              (7,818)                         (4,000)
     Proceeds from long term debt                         246,995                          33,132
     Payments of long term debt                          (245,183)                           (295)
     Repayment of (loans to) management                       987                            (233)
     Payments of capital lease obligations                   (215)                              0
     Borrowings (repayments) on line of credit, net        (4,182)                          1,800
     Capital contributions                                      0                          32,827
     Proceeds from issuance of common stock, net          110,112                               0
     Distributions to limited partners                       (172)                              0
                                                          -------                           -----
     Distributions to minority investors                     (104)                              0
Net cash provided by financing activities                 100,420                          63,231
                                                          -------                           -----
Net change in cash                                          2,329                           3,543
Cash, beginning of period                                   6,832                               0
                                                          -------                           -----
Cash, end of period                                   $     9,161                     $     3,543
                                                          =======                           =====

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $    11,109                     $       862
                                                          =======                           =====
  Capitalized interest costs                          $       325                     $         0
                                                          =======                           =====
Supplemental disclosure of non-cash investing
activities:
  Additions to equipment through capital leases       $       305                     $       254
                                                          =======                           =====
  Assets contributed by a limited partner             $         0                     $       148
                                                          =======                           =====



See accompanying notes to consolidated financial statements.

CAPSTAR HOTEL COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  ORGANIZATION

The corporate structure of CapStar Hotel Company and its subsidiaries (the "Company") was formed pursuant to a Formation Agreement dated June 20, 1996 (the "Formation Agreement"). The principal activity of the Company is to acquire, own, renovate, reposition and manage upscale, full-service hotels throughout the continental United States. As of September 30, 1996, the Company owned twelve hotels (the "Owned Hotels"). As a result of the transactions discussed in Note 3, the consolidated interim financial statements of the Company as of September 30, 1996 and 1995, include the historical results of certain predecessor entities, including EquiStar Hotel Investors, L.P. and subsidiaries (collectively, "EquiStar"), and CapStar Management Company L.P. ("CapStar Management").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All significant intercompany transactions and balances have been eliminated in the consolidation.

The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Registration Statement on Form S-1, filed with the SEC on August 20, 1996 (the "Registration Statement").

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

3.  INITIAL PUBLIC OFFERING

On August 20, 1996, the Company completed an initial public offering of 9,250,000 shares of common stock at a price of $18 per share (the Initial Offering). The Company sold 6,750,000 of the initial shares which, after underwriting discounts, commissions and other Initial Offering expenses, produced net proceeds to the Company of $110,112. The remaining 2,500,000 were sold by Acadia Partners which received 100% of the net proceeds from the sale of their shares. The Company used the proceeds of the Initial Offering to repay a portion of the Company's outstanding indebtedness.

The following transactions (the "Formation Transactions") occurred prior to or concurrently with the consummation of the Initial Offering:

     a limited partner of CapStar Management contributed its partnership interest in CapStar Management to the Company in exchange for shares of Common Stock;

     the Company contributed such partnership interest to CapStar LP Corporation, a wholly-owned subsidiary of the Company ("CapStar Sub");

     the remaining partners of CapStar Management (including its general partner but not including CapStar Sub) and the partners of EquiStar contributed their respective partnership interests in CapStar Management and EquiStar to the Company in exchange for shares of Common Stock;

     the Company contributed all the assets of EquiStar to CapStar Management and CapStar Management assumed all of the liabilities of EquiStar; and

     the Agreement of Limited Partnership of CapStar Management was amended and restated to reflect the fact that CapStar Management has succeeded to the business of EquiStar and the Company became the general partner of CapStar Management.

4.  PRO FORMA INFORMATION

The unaudited pro forma consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are presented as if the Initial Offering, the Formation Transactions, the execution of the Credit Facility (see Note 6), acquisition of the Owned Hotels
(the "Transactions") had been consummated at the beginning of the periods presented. Such pro forma information is based in part upon information contained in the Registration Statement and should be read in conjunction with the Registration Statement. In management's opinion, all pro forma adjustments necessary to reflect the material effects of these transactions have been made. The pro forma information does not include certain one-time charges to income, and does not purport to present what the actual results of operations of the Company would have been if the Transactions had occurred on such dates or to project the results of operations of the Company for any future period.

5.  EARNINGS PER SHARE

Prior to the consummation of the Company's Initial Offering, the predecessor entities of the Company were organized as limited partnerships and limited liability companies. Accordingly, the Company believes that the historical earnings per share calculations required in accordance with Accounting Principle Board Opinion No. 15 are not meaningful for periods prior to the Initial Offering and, therefore, have not been provided. Pro forma earnings per share is a more meaningful measure of the Company's results of operations for the periods presented.

The weighted average number of common shares and common share equivalents used in the computation of pro forma earnings per share for the three-month and nine-month periods ended September 30, 1996 and 1995 is 12,754,321.

The pro forma earnings per share for the three-months and nine-months ended September 30, 1996 and 1995 have been calculated by dividing pro forma net income by the weighted average number of shares of common stock deemed to be outstanding. Net income has been adjusted to pro forma net income by reflecting the transactions discussed in Note 3 and other required adjustments as discussed in Note 4 as if the transactions had occurred on January 1 of each period.

6.  LONG TERM DEBT

Long term debt consists of:



                                 SEPTEMBER 30, 1996   DECEMBER 31, 1995

Senior Secured Revolving Credit
Facility                            $    72,500         $         0
Mortgage debt                                 0               74,048
Note payable                                  0                  950
Capital Leases                              738                  648
Other                                       724                  596
                                         ------               ------
                                         73,962               76,242
    Less current portion                   (408)              (2,668)
                                         ------               ------
                                    $    73,554         $     73,574
                                         ======               ======

On September 30, 1996, the Company entered into a $225,000 Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility provides for acquisition loans, working and renovation capital and letters of credit. The initial proceeds from the Credit Facility were used to refinance certain existing indebtedness and to fund hotel renovations. The Credit Facility has an initial term of three years, which can be extended at the Company's option using two additional one-year periods upon the satisfaction of certain conditions.

Interest on the Credit Facility is payable monthly at the Company's election of the Base Rate (lenders' prime rate) plus 0.5% or Eurodollar Option (LIBOR for periods of one, two, three or six months) plus 2.0%. The Company elected the Eurodollar option for the initial draw on September 30, 1996 with an interest rate of 7.5%.

Beginning on December 31, 1996, a commitment fee is payable quarterly on the average unutilized amount of the Credit Facility, calculated at an annual rate of 0.25%. Letter of credit fees of 2.0% per annum of the average outstanding letters of credit, if any, are payable quarterly.

The Credit Facility agreement contains certain covenants, including maintenance of certain financial ratios, restrictions on payments of dividends, certain reporting requirements and other customary restrictions. Substantially all of the assets of the Company are pledged as collateral for the Credit Facility.

Aggregate maturities of the above obligations are as follows:



  1996                              $       123
  1997                                      498
  1998                                      463
  1999                                   72,785
  2000                                       83
  Thereafter                                 10
                                    -----------
                                    $    73,962
                                    ===========




7.  INCOME TAXES

The Company's predecessor entities were organized as limited liability companies and limited partnerships for federal and state income tax purposes. Accordingly, the Company was not subject to income tax prior to the Initial Offering as all taxable income or loss of the Company was reported on the tax return of its shareholders or owners. As a result of the change in the Company's tax status to a C corporation in connection with the consummation of the Initial Offering, the Company recorded income tax expense amounting to $1,092 based upon net income resulting from August 20, 1996 through September 30, 1996. The Company recognized a current deferred tax asset of $212 resulting from the income tax liability netted against an income tax benefit of $1,304 resulting from an extraordinary loss from early extinguishment of debt. The retained deficit reflects the historical results of operations since the Offering, which includes the extraordinary loss.

8.  EXTRAORDINARY LOSS

During the quarter ended September 30, 1996, the Company recognized an extraordinary loss from the write-off of deferred financing fees in connection with the refinancing of a credit facility that was retired. The recorded loss of $1,956, net of a tax benefit of $1,304, reflects the unamortized balance of deferred financing fees at the time of the refinancing.

9.  SUBSEQUENT EVENTS

The Company acquired the 293 room Hilton Southwest in Houston, Texas, from Rushlake Hotels USA on October 30, 1996 for a purchase price of $18,500. The acquisition was funded through the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

From January 12, 1995 through September 30, 1996, the Company acquired 12 hotels on the following dates: March 3, 1995; June 30, 1995 (two hotels), August 4, 1995, October 3, 1995, November 15, 1995, February 2, 1996, February 16, 1996, February 22, 1996, March 8, 1996, April 17, 1996
and August 23, 1996. Thus, the historical financial statements for the nine months and three months ended September 30, 1996 and 1995, reflect differing numbers of Owned Hotels throughout the periods. Due to the timing and magnitude of the acquisitions made in 1995 and 1996, it is difficult to compare results of these periods.

The pro forma financial statements for the nine months and three months ended September 30, 1996 and 1995, reflect the operations of the Owned Hotels for the entire periods. For some or all of such periods, such hotels were owned and/or operated by other companies. Pro forma departmental, general, administrative and other operating expenses reflect the actual costs incurred by the previous owners prior to each acquisition and the actual costs incurred by the Company thereafter. Pro forma depreciation, amortization, interest and income taxes reflect the expenses that would have been incurred by the Company if the Initial Offering, the Credit Facility and the Formation Transactions had taken place at the beginning of the periods.

Except as noted in the following period to period comparison discussions, the changes in historical income statement items between periods are attributable to the changes in the Company's business and the growth in the number of owned hotels.

RESULTS OF OPERATIONS

PRO FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

On a pro forma basis, after giving effect to the acquisition of the hotels acquired during the periods, the Initial Offering and the Credit Facility, pro forma total revenues increased by $1.9 million or 6.3% from $30.2 million in the three months ended September 30, 1995 to $32.1 million in the three months ended September 30, 1996. This increase in total revenue was related to an increase in rooms revenue. Rooms revenue increased by $2.3 million, from $19.4 million in the three months ended September 30, 1995 to $21.7 million in the three months ended September 30, 1996. The increase was due to an overall change in the market mix of guests at the Owned Hotels, which has shifted from a lower-rated group business to a concentration of corporate guests at a higher average room rate. For the Owned Hotels, the average daily room rate ("ADR") increased from $76.22 during the three months ended September 30, 1995 to $87.52 during the three months ended September 30, 1996, an increase of 14.8%. This resulted in a 12.4% increase in revenue per available room ("RevPAR") to $67.48 during the three months ended September 30, 1996.

Pro forma operating expenses remained relatively stable in the three months ended September 30, 1996 and 1995, at $12.4 million.

Pro forma net interest expense of $1.1 million for the three months ended September 30, 1996 decreased from the $1.2 million for the three months ended September 30, 1995 due to decreased interest rates.

The pro forma net income of $3.6 million for the three months ended September 30 1996 represents an increase of 80% from the $2.0 million for the three months ended September 30, 1995, and is due to the increased room revenues and stable operating expenses discussed above.

Pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA") improved to $9.2 million for the three months ended September 30, 1996 from $7.0 million for the same period in the prior year. Management believes that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel performance based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA and EBITDA is unaffected by the debt and equity structure of the property owner.
EBITDA does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's operating performance.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1995

Total pro forma revenues increased to $92.2 million in the nine months ended September 30, 1996 from $86.6 million in the nine months ended September 30, 1995. Room revenues for the nine months ended September 30, 1996 increased to $59.5 million from $54.2 million. The ADR for the Owned Hotels increased from $75.26 during the nine months ended September 30, 1995 to $84.25 during the nine months ended September 30, 1996. This resulted in a 12.6% increase in RevPAR to $62.85 during the nine months ended September 30, 1996.

Operating costs and expenses increased to $77.2 million in the nine months ended September 30, 1996 from $75.7 million in the nine months ended September 30, 1995 due to the additional costs needed to support the increased revenues.

Pro forma net interest expense of $3.3 million for the nine months ended September 30, 1996 was down from the $3.5 million for the nine months ended September 30, 1995 due to decreased interest rates.

The net income of $7.0 million for the nine months ended September 30, 1996 represents an increase from the $4.5 million for the nine months ended September 30, 1995, and is primarily due to the increased room revenues discussed above.

EBITDA increased to $22.2 million for the nine months ended September 30, 1996 from $18.4 million for the nine months ended September 30, 1995, an increase of 20.7%. EBITDA as a percentage of total revenue increased to 24.1% for the nine months ended September 30, 1996 from 21.2% for the nine months ended September 30, 1995.

HISTORICAL THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH HISTORICAL THREE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues increased by $21.5 million from $9.4 million in the three months ended September 30, 1995 to $30.9 million in the three months ended September 30, 1996. This increase can be attributed to the timing of acquisitions of the Owned Hotels. As noted earlier, the three months ended September 30, 1996 reflects a complete three months results for eleven of the Owned Hotels, and partial activity for one of the Owned Hotels, whereas the three months ended September 30, 1995 reflects a complete three months results for only three Owned Hotels, and partial activity for two Owned Hotels.

Operating costs and expenses increased to $24.0 million in the three months ended September 30, 1996 from $7.8 million in the three months ended September 30, 1995, resulting from the acquisitions of additional Owned Hotels.

Operating income increased to $6.9 million for the three months ended September 30, 1996 from $1.6 million for the three months ended September 30, 1995. Operating income as a percentage of revenue increased to 22.3% for the three months ended September 30, 1996 from 17.0% for the three months ended September 30, 1995, resulting from higher revenue and increased operating efficiencies.

Net interest expense increased to $3.1 million in the three months ended September 30, 1996 from $.8 million in the three months ended September 30, 1995, resulting from the debt incurred related to the acquisitions of the additional Owned Hotels.

The net income of $.6 million for the three months ended September 30, 1996 is a decrease from the net income of $.8 million for the three months ended September 30, 1995. The reduction was caused by a provision for income taxes of $1.1 million and a net extraordinary loss from the write-off of deferred financing fees of $2.0 million.

Income tax expense of $1.1 million reflects a provision for federal and state income taxes at a combined 40.0% rate. The income tax provision was calculated on the net income specifically attributable to the period during which the company was operating as a C corporation, from the date of the Initial Offering, August 20, 1996 through September 30, 1996. There is no income tax provision for the three months ended September 30, 1995, as the predecessor entities consisted of limited partnerships and limited liability companies. No tax provision is made for these entities as net income passes through to the individual partners or members.

The extraordinary loss of $2.0 million reflects the write-off of deferred financing fees of $3.2 million, net of a deferred tax benefit of $1.3 million. The financing fees were connected with the credit facility which was refinanced prior to maturity.

EBITDA increased to $8.9 million for the three months ended September 30, 1996 from $2.3 million for the three months ended September 30, 1995. EBITDA as a percentage of revenue increased to 28.8% for the three months ended September 30, 1996 from 24.5% for the three months ended September 30, 1995.

HISTORICAL NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH HISTORICAL NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues increased by $62.9 million from $14.2 million in the nine months ended September 30, 1995 to $77.1 million in the nine months ended September 30, 1996. This increase is attributable to the acquisitions of the Owned Hotels.

Operating costs and expenses increased to $63.6 million in the nine months ended September 30, 1996, from $12.1 million in the nine months ended September 30, 1995 resulting from the acquisitions of additional Owned Hotels.

Operating income increased to $13.5 million for the nine months ended September 30, 1996 from $2.1 million for the nine months ended September 30, 1995. Operating income as a percentage of revenue increased to 17.5% for the nine months ended September 30, 1996 from 14.8% for the nine months ended September 30, 1995, resulting from increased revenue and operating efficiencies.

Net interest expense increased to $10.4 million in the nine months ended September 30, 1996 from $1.1 million in the nine months ended September 30, 1995, resulting from the debt incurred related to the acquisitions of the additional Owned Hotels.

Income tax expense of $1.1 million reflects a provision of federal and state income taxes at a combined 40.0% rate. The income tax provision was calculated on the net income specifically attributable to the period during which the company was operating as a C corporation, from the date of the Initial Offering, August 20, 1996 through September 30, 1996.
There is no income tax provision for the nine months ended September 30, 1995, as the predecessor entities consisted of limited partnerships and limited liability companies. No tax provision is made for these entities as net income passes through to the individual partners or members.

The extraordinary loss of $2.0 million reflects the write-off of deferred financing fees of $3.2 million, net of a deferred tax benefit of $1.3 million. The financing fees were connected with the credit facility which was refinanced prior to maturity.

The net income of $.03 million for the nine months ended September 30, 1996 is a decrease from the net income of $1.0 million for the nine months ended September 30, 1995. The decrease was caused by a provision for income taxes of $1.1 million and an extraordinary loss of $2.0 million, net of tax benefit.

EBITDA increased to $19.4 million for the nine months ended September 30, 1996 from $3.1 million for the nine months ended September 30, 1995. EBITDA as a percentage of revenue increased to 25.2% for the nine months ended September 30, 1996 from 21.8% for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash on hand, cash generated from operations and borrowings under the Credit Facility. The Company's continuing operations are funded through cash generated from hotel operations. Hotel acquisitions are financed through a combination of internally generated cash and borrowings under the Credit Facility.

At September 30, 1996, the Company had $9.2 million in cash and cash equivalents, an increase of $2.4 million from $6.8 million at December 31, 1995. Since the first hotel acquisition on March 3, 1995, the Company invested $19.5 million in capital improvements in connection with renovations of the Owned Hotels. The Company plans to spend an additional $8.2 million in 1996 and $2.1 million in 1997 for the completion of the renovation of the Owned Hotels. Capital for renovation work has been and will be provided by a combination of internally generated cash and borrowings under credit facilities. Once existing planned renovation programs are complete, the Company expects to spend approximately 4% of revenues on an annual basis for ongoing capital expenditures, including room and facilities refurbishments, renovations, and furniture and equipment replacements. The Company believes that these investments will enhance the competitive position of its hotels.

The Company has entered into the Credit Facility with a group of banks, in the maximum principal amount of $225 million. Borrowings under the Credit Facility were used by the Company to repay indebtedness (including $63 million of indebtedness owed under the old credit facility that remained outstanding following consummation of the Initial Offering and the application of proceeds therefrom) and will be used to acquire and renovate upscale, full service hotels in the United States, and for other corporate purposes. The term of the Credit Facility is three years, subject to two one-year extensions upon the satisfaction of certain conditions.

The Credit Facility is a direct obligation of CapStar Management and is fully and unconditionally guaranteed by the Company and certain subsidiaries of CapStar Management, including the subsidiaries owning hotel properties. The Credit Facility is secured by substantially all the real and personal property of CapStar Management and its subsidiaries.

The Credit Facility contains covenants that impose certain limitations on the Company in respect of, among other things, (i) the payment of dividends and other distributions, (ii) acquisitions of additional hotel properties, (iii) the creation or incurrence of liens, (iv) the incurrence of certain indebtedness, lease obligations or contingent liabilities, (v) the acquisition of investments in and securities issued by joint ventures and other entities, (vi) transactions with affiliates,
(vii) management or similar agreements delegating to another person substantial authority over the operation or maintenance of its hotel properties, (viii) mergers, acquisitions, divestitures or reorganizations, (ix) the issuance of preferred stock and (x) sale-leaseback transactions involving any of its hotel properties. The Credit Facility also contains covenants that subject the Company to certain operating requirements and that require the maintenance of certain financial levels, such as consolidated net worth, and certain financial ratios, such as consolidated indebtedness to market equity capitalization and shareholders' equity, consolidated EBITDA to interest and consolidated EBITDA to total indebtedness.

PART II  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         (a) The Company acquired the 293 room Hilton Southwest in Houston, Texas, from Rushlake Hotels USA on October 30, 1996 for a purchase price of $18,500,000. The acquisition was funded through the Credit Facility.

         (b)    Forward-Looking Statements

                Certain statements in this Form 10-Q and in the future
             filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)
         10- Senior Secured Revolving Credit Agreement, dated as of
             September 24, 1996, among CapStar Management Company, L.P., as borrower, CapStar Hotel Company, as guarantor, the lenders party thereto and Bankers Trust Company, as agent

         27- Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CAPSTAR HOTEL COMPANY



     Dated: November 14, 1996 /S/ PAUL W. WHETSELL
                              Paul W. Whetsell
                              President and Chief Executive Officer


                              /S/ W. MICHAEL KARNES
     Dated:November 14, 1996  W. Michael Karnes
                              Chief Financial and Accounting Officer