Form 10-K405
period 1996-12-31
CAPSTAR HOTEL CO
filed 1997-02-20
CIK 1014764

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission File Number 1-12017

                             CAPSTAR HOTEL COMPANY

               (Exact name of issuer as specified in its charter)

       DELAWARE            52-1979383
----------------------  -----------------
   (State or other      (I.R.S. Employer
   jurisdiction of       Identification
   incorporation or          Number)
    organization)

 1010 WISCONSIN AVENUE, N.W., WASHINGTON,     20007
                   D.C.                     ---------
------------------------------------------
 (Address of principal executive offices)     (Zip
                                              code)

Registrant's telephone number, including area code: (202) 965-4455

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                Name of each exchange on which
------------------------------------                registered:
                                      ----------------------------------------
  Common Stock, par value $.01 per            New York Stock Exchange
               share

Securities registered pursuant to Section 12(g) of the Act:  None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES __X__ NO ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based on the average sale price at February 19, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $226,625,000.

    The number of shares of the Registrant's common stock outstanding as of February 19, 1997 was 12,754,321.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III--Those portions of the Registrant's definitive proxy statement relating to Registrant's 1997 Annual Meeting of Shareholders which are incorporated into Items 10, 11, 12, and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

    CapStar Hotel Company and its subsidiaries ("CapStar" or the "Company") is a hotel management and investment company which acquires, renovates, repositions and manages hotels throughout the United States. CapStar owns and manages 22 upscale, full-service hotels (the "Owned Hotels") which contain 5,981 rooms and manages an additional 29 hotels owned by third parties which contain 4,681 rooms (the "Managed Hotels"). CapStar's portfolio of Owned Hotels and Managed Hotels includes 51 hotels which contain 10,622 rooms (the "Hotels"). The Company's business strategy is to acquire hotel properties with the potential for cash flow growth and to renovate, reposition and operate each hotel according to a business plan specifically tailored to the characteristics of the hotel and its market. The Owned Hotels are located in markets which have recently experienced strong economic growth, including Albuquerque, Atlanta, Charlotte, Chicago, Cleveland, Denver, Houston, Los Angeles, Salt Lake City, Seattle and Washington, D.C. The Owned Hotels include hotels operated under nationally recognized brand names such as Hilton-TM-, Sheraton-Registered Trademark-, Westin-TM-, Marriott-Registered Trademark-, Doubletree-TM- and Embassy
Suites-Registered Trademark-. For the year ended December 31, 1996, on a pro forma basis, the operating performance of the Owned Hotels (excluding the ten hotels purchased since September 30, 1996) improved significantly, as demonstrated by the following table:

                                                             PRO FORMA
                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ----------------------
                                                                                PERCENTAGE
                                                          1995        1996       INCREASE
                                                       ----------  ----------  -------------

Revenues (in thousands)..............................  $  109,798  $  118,329          7.8%
Gross Operating Profit (in thousands)................  $   30,947  $   37,909         22.5%
Average Occupancy....................................        72.4%       72.9%         0.7%
Average Daily Rate ("ADR")...........................  $    75.25  $    83.82         11.4%
Revenue Per Available Room ("RevPAR")................  $    54.44  $    61.11         12.3%

Additionally, the performance of the Owned Hotels compares favorably with that of the industry in general. For the year ended December 31, 1996, RevPAR for the Owned Hotels (excluding the ten hotels purchased since September 30, 1996) increased 12.3%, while RevPAR for all upscale hotels increased 5.4%, as reported by Smith Travel Research, an independent industry research organization which has not consented to the data presented in this Annual Report on Form 10-K and has not provided any form of consultation. For the year ended December 31, 1996, RevPAR at all of the Owned Hotels (including the ten hotels purchased since September 30, 1996) increased 10.1%.

    The Company completed its Initial Public Offering in August 1996. Since the IPO, the Company has significantly expanded its portfolio by completing the purchase of ten upscale, full-service hotels containing 2,465 rooms for an aggregate total acquisition cost, including estimated closing costs, planned renovations and initial working capital ("Total Acquisition Cost") of $181.6 million. The Company has also entered into a contract with Highgate Hotels Inc. and certain affiliates ("Highgate Hotels") to acquire six upscale, full-service hotels containing 1,358 rooms (the "Highgate Portfolio") for a Total Acquisition Cost of approximately $104.7 million. See "Recent Developments--The Highgate Portfolio." The Company has also entered into contracts to acquire two additional hotels containing 367 rooms for a Total Acquisition Cost of $26.7 million (the "Additional Acquisitions"). In addition to the acquisition of these hotels, the Company has entered into a joint venture to acquire the 456-room Holiday Inn Riverfront in St. Louis, Missouri and has entered into three new long-term management agreements.

    During the year ended December 31, 1996, the Company spent a total of $21.6 million on renovations at the Owned Hotels and intends to spend an additional $21.7 million completing its renovation programs (including $8.4 million to renovate and reposition the Highgate Portfolio and the Additional Acquisitions). See "Special Note Regarding Forward--Looking Statements."

    As a fully integrated owner and manager, CapStar intends to capitalize on its management experience and expertise by continuing to make opportunistic acquisitions of full-service hotels, securing additional management contracts and improving the operating performance of the hotels. The Company's senior management team has successfully managed hotels in all segments of the lodging industry, with particular emphasis on upscale, full-service hotels. Senior management has an average of approximately 20 years of experience in the hotel industry. Since the inception of the Company's management business in 1987, the Company has achieved consistent growth, even during periods of relative industry weakness. The Company attributes its management success to its ability (i) to analyze each hotel as a unique property and identify those particular cash flow growth opportunities which each hotel presents, (ii) to create and implement marketing plans that properly position each hotel within its local market, and
(iii) to develop management programs that emphasize guest service, labor productivity, revenue yield and cost control. The Company has a distinct management culture that stresses creativity, loyalty and entrepreneurship and was developed to emphasize operations from an owner's perspective. This culture is reinforced by the fact that 33 members of management will hold, directly or indirectly, an aggregate of 5.5% of the Company's common stock, par value $.01 per share (the "Common Stock") upon completion of the offering by the Company of 5,000,000 shares of Common Stock (the "Offering") for which a Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on February 20, 1997.

    The Company believes that the upscale, full-service segment of the lodging industry is the most attractive segment in which to acquire, own and manage hotels and further believes that there are currently many attractive opportunities to acquire properties in this segment of the industry at prices below replacement cost. The upscale, full-service segment is attractive for several reasons. First, the Company expects that there will be no significant increases in the supply of upscale, full-service hotels in the next several years because the cost of new construction generally does not justify new hotel development. Second, upscale, full-service hotels appeal to a wide variety of customers, thus reducing the risk of decreasing demand from any particular customer group. Additionally, such hotels have particular appeal to business executives and upscale leisure travelers, customers who are generally less price sensitive than travelers who use limited-service hotels. Third, because full-service hotels have a higher proportion of fixed costs to variable costs than other segments of the lodging industry, full-service hotels afford greater operating leverage than limited-service hotels, resulting in increasingly higher profit margins as revenues increase. Finally, full-service hotels require a greater depth of management expertise than limited-service hotels, and the Company believes that its superior management skills provide it with a significant competitive advantage in their operation.

                              RECENT DEVELOPMENTS

    In August 1996, the Company completed its IPO at a price of $18 per share, generating net proceeds of approximately $110 million to the Company. Since completing the IPO, the Company has continued to execute the hotel acquisition and operating strategies that it had pursued prior to the IPO which has resulted in significant growth in the Company's hotel portfolio. The Company's acquisition, financing, and management activities since the IPO are discussed below.

POST-IPO ACQUISITIONS

    At the time of the IPO, the Company owned 12 upscale, full-service hotels, containing 3,516 rooms. Since the IPO, the Company has acquired ten additional upscale, full-service Owned Hotels containing 2,465 rooms. These newly acquired hotels are operated under nationally recognized brand names such as Hilton, Doubletree, Embassy Suites and Holiday Inn-Registered Trademark-. The Company expects to improve the operating performance of these newly acquired hotels by implementing the detailed management plans that have been created for each property as part of its operating strategy. The Company believes that all of its post-IPO acquisitions represent attractive investment opportunities because (i) they are located in major metropolitan or growing secondary markets and are well-located within these markets (ii) they were acquired at an average cost of approximately $74,000 per room, which represents a more than a 30% discount to replacement cost and (iii) they have attractive current returns and potential for significant revenue and cash flow growth through implementation of the Company's operating strategy.

THE HIGHGATE PORTFOLIO

    The Company has entered into a contract with Highgate Hotels to acquire the Highgate Portfolio, a group of six upscale, full-service hotels containing 1,358 rooms for a Total Acquisition Cost of approximately $104.7 million. The acquisition will be financed with $75.2 million in cash and $29.5 million of units in the Company's subsidiary operating partnership ("OP Units"). The Company will issue to the sellers (i) 809,523 common OP Units ("Common OP Units") which are convertible at the sellers' election into an equal number of shares of Common Stock (or, at the Company's option, cash in an amount equal to the market price of such shares) and (ii) 392,157 preferred OP Units ("Preferred OP Units"), with a 6.5% cumulative annual preferred return and a liquidating preference of $25.50 per OP Unit. The Preferred OP Units are convertible on or after August 23, 1997 at the sellers' election into an equal number of shares of Common Stock (or, at the Company's option, cash in an amount equal to the market price of such shares) and redeemable after three years at the Company's election for an amount equal to $25.50 per OP Unit (or, at the Company's option, shares of Common Stock bearing a market price equal to such amount). See "The Operating Partnership."

    The Highgate Portfolio hotels are operated under nationally recognized brand names including Sheraton, Doubletree, Radisson-Registered Trademark-, Ramada-Registered Trademark- and Holiday Inn, and are located in Dallas, Indianapolis, Calgary and Vancouver. The Highgate Portfolio enhances the Company's geographic diversity by expanding its portfolio into Canada. In connection with the acquisition of the Highgate Portfolio, the Company has entered into agreements to manage two additional hotels owned by Highgate
Hotels: the 414-room Pontchartrain-Crowne Plaza in Detroit, Michigan and the 393-room Four Points Hotel in Suburban Atlanta. The Company believes that the acquisition of the Highgate Portfolio and the establishment of a strategic alliance with Highgate Hotels (one of the principals of which the Company has agreed to nominate to a new seat on its board of directors) will provide significant benefits to its on-going acquisition and corporate development activities. A portion of the net proceeds from the Offering will be used to consummate the acquisition of the Highgate Portfolio. The Company expects to complete the acquisition of the Highgate Portfolio by April 1997. There can be no assurance, however, that the closing will occur. See "Special Note Regarding Forward-Looking Statements."

THE ADDITIONAL ACQUISITIONS

    The Company has also entered into contracts to acquire the two Additional
Acquisitions: the 213-room Four Points Hotel in Cherry Hill, New Jersey for a Total Acquisition Cost of $8.2 million and the 154-room Great Valley Sheraton in Frazer, Pennsylvania for a Total Acquisition Cost of $18.5 million.

MANAGEMENT AGREEMENTS/JOINT VENTURES

    In January 1997, the Company invested in a joint venture with Hallmark Investment Corp. which owns the Holiday Inn Riverfront, located in downtown St. Louis at the base of the Gateway Arch. In connection with the joint venture, the Company has signed a long-term agreement to manage the 456-room property. Since August 1996 the Company has entered into significant new long-term management agreements with three other hotel owners. The Company expects to form joint ventures and strategic alliances with institutional and private hotel owners to invest in future acquisitions and sale and leaseback transactions, and to secure additional fee management arrangements. See "Special Note Regarding Forward-Looking Statements."

                                    BUSINESS

    The Company seeks to increase shareholder value by (i) continuing to acquire upscale, full-service hotels at prices below replacement cost in selected markets throughout the United States, (ii) implementing its operating strategy to improve hotel operations and increase cash flow and (iii) expanding its management business.

ACQUISITION STRATEGY

    The Company intends to continue acquiring upscale, full-service hotels. In addition to the direct acquisition of hotels, the Company anticipates that it may make investments in hotels through joint ventures with strategic partners or through equity contributions, sale and leasebacks or secured loans. The Company identifies acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through its extensive due diligence process, the Company chooses those acquisition targets where it believes selective capital improvements and intensive management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and operation. These plans serve as the basis for the Company's acquisition decisions and guide subsequent renovation and operating plans. At the Owned Hotels, the Company has been able to implement these plans and apply its system of management to create improvements in revenue and profitability. See "Special Note Regarding Forward-Looking Statements."

    The Company will seek to acquire and invest in hotels that meet the following criteria:

MARKET CRITERIA

    ECONOMIC GROWTH. The Company focuses on metropolitan areas that are approaching, or have already entered, periods of economic growth. Such areas generally show above average growth in the business community as measured by (i) job formation rates, (ii) population growth rates, (iii) tourism and convention activity, (iv) airport traffic volume, (v) local commercial real estate occupancy, and (vi) retail sales volume. Markets that exhibit these characteristics typically have strong demand for hotel facilities and services.

    SUPPLY CONSTRAINTS. The Company seeks lodging markets with favorable supply dynamics for hotel owners and operators, including an absence of current new hotel development and barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes and a limited number of suitable sites. Other factors limiting the supply of new hotels are the current lack of financing available for new development and the inability to generate adequate returns on investment to justify new development.

    GEOGRAPHIC DIVERSIFICATION. The Company seeks to maintain a geographically diverse portfolio of hotels to offset the effects of regional economic cycles. The Hotels are located in 25 states across the nation, with eight Hotels located in California, four in Colorado, two in Pennsylvania, three in Texas, three in Washington, D.C., three in Maryland, two in New Jersey, three in Virginia, two in Arizona, two in Georgia, two in Louisiana, two in Missouri, two in New York and one Hotel each in 13 additional states.

HOTEL CRITERIA

    LOCATION AND MARKET APPEAL. The Company seeks to acquire upscale, full-service hotels that are situated near both business and leisure centers which generate a broad base of demand for hotel accommodations and facilities. These demand generators include (i) business parks, (ii) airports, (iii) shopping centers and other retail areas, (iv) convention centers, (v) sports arenas and stadiums, (vi) major highways, (vii) tourist destinations, (viii) major universities, and (ix) cultural and entertainment centers with nightlife and restaurants. The confluence of nearby business and leisure centers enables the Company to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the Hotels helps to maintain stable occupancy rates and high ADRs.

    SIZE AND FACILITIES. The Company seeks to acquire well-constructed hotels that are less than 20 years old, contain 200 to 500 guest rooms and include accommodations and facilities that are, or are capable of being made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include large, upscale guest rooms, food and beverage facilities, extensive meeting and banquet space, and amenities such as health clubs, swimming pools and adequate parking.

    POTENTIAL PERFORMANCE IMPROVEMENTS. The Company seeks to acquire underperforming hotels where intensive management and selective capital improvements can increase revenue and cash flow. Underperforming hotels typically serve less than their "fair share" of lodging industry demand (as measured by RevPAR), achieve lower profit margins than the Company believes it can maintain and receive inadequate funding to make needed capital improvements. These hotels represent opportunities where a systematic management approach and targeted renovations should result in improvements in revenue and cash flow. The Company's ability to improve operations is demonstrated by the fact that RevPAR at the Owned Hotels (excluding the ten hotels purchased since September 30, 1996) increased 12.3% from the year ended December 31, 1995 to the year ended December 31, 1996, as compared to an increase of only 5.4% for the upscale, full-service hotel segment as reported by Smith Travel Research over the comparable period. For the year ended December 31, 1996 RevPAR at all of the Owned Hotels (including the ten hotels purchased since September 30, 1996 increased 10.1%

    The Company expects that its relationships throughout the industry and its acquisition staff located on both coasts of the United States will continue to provide it with a competitive advantage in identifying, evaluating and purchasing hotels which meet its acquisition criteria. The Company has a record of successfully renovating and repositioning hotels, both at the Owned Hotels and at the Managed Hotels (varying in levels of service, room rates and market types). As a public company, the Company believes it has improved access to various debt and equity financing sources to fund acquisitions. In addition, in consummating acquisitions the Company expects that it will benefit from its ability to utilize OP Units or Common Stock as an alternative to cash. The Company currently expects to retain earnings for future acquisitions and the renovation and maintenance of the hotels it owns.

OPERATING STRATEGY

    The Company's principal operating objectives are to generate higher RevPAR and to increase net operating income while providing its hotel guests with high-quality service and value. The Company seeks to achieve these objectives by creating and executing management plans that are specifically tailored for each individual Hotel rather than by implementing an operating strategy that is designed to maintain a uniform corporate image or brand. Management believes that its custom-tailored business plans are the most effective means of addressing the needs of a given hotel or market. The Company believes that skilled management of hotel operations is the most critical element in maximizing revenue and cash flow in full-service hotels.

    The Company's corporate headquarters carries out financing and acquisition activities and provides services to support as well as monitor the Company's on-site hotel operating executives. Each of the

Company's executive departments, including Sales and Marketing, Human Resources and Training, Food and Beverage, Technical Services, Development, and Corporate Finance, is headed by an executive with significant experience in that area. These departments support decentralized decision-making by the hotel operating executives by providing accounting and budgeting services, property management software and other resources which cannot be economically maintained at the individual Hotels.

    Key elements of the Company's management programs include the following:

    COMPREHENSIVE BUDGETING AND MONITORING. The Company's operating strategy begins with an integrated budget planning process that is implemented by individual on-site managers and monitored by the Company's corporate staff. Management sets targets for cost and revenue categories at each of the Hotels based on historical operating performance, planned renovations, operational efficiencies and local market conditions. On-site managers coordinate with the central office staff to ensure that such targets are realistic. Through effective and timely use of its comprehensive financial information and reporting systems, the Company can monitor actual performance and rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to improve yield.

    TARGETED SALES AND MARKETING. The Company employs a systematic approach toward identifying and targeting segments of demand for each Hotel in order to maximize market penetration. Executives at the Company's corporate headquarters and property-based managers divide such segments into smaller subsegments, typically ten or more for each Hotel, and develop narrowly tailored marketing plans to suit each such segment. The Company supports each Hotel's local sales efforts with corporate sales executives who develop new marketing concepts and monitor and respond to specific market needs and preferences. These executives are active in implementing on-site marketing programs developed in the central management office. The Company employs computerized revenue yield management systems to manage each Hotel's use of the various distribution channels in the lodging industry. Management control over those channels, which include franchisor reservation systems and toll-free numbers, travel agent and airline global distribution systems, corporate travel offices and office managers, and convention and visitor bureaus, enables the Company to maximize revenue yields on a day-to-day basis. Sales teams are recruited locally and receive incentive-based compensation bonuses. All of the Company's sales managers complete a highly developed sales training program.

    STRATEGIC CAPITAL IMPROVEMENTS. The Company plans renovations primarily to enhance a Hotel's appeal to targeted market segments, thereby attracting new customers and generating increased revenue and cash flow. During the year ended December 31, 1996, the Company spent a total of $21.6 million on renovations at the Owned Hotels and currently intends to spend an additional $21.7 million completing the renovation programs (including approximately $8.4 million to renovate and reposition the Highgate Portfolio and the Additional Acquisitions). For example, at all of the Owned Hotels, the Company has renovated banquet and meeting spaces and upgraded guest rooms with computer ports and comfortable work spaces to better accommodate the needs of business travelers and to increase ADRs. Capital spending decisions are based on both strategic needs and potential rate of return on a given capital investment.

    SELECTIVE USE OF MULTIPLE BRAND NAMES. The Company believes that the selection of an appropriate franchise brand is essential in positioning a hotel optimally within its local market. The Company selects brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. The Company believes that its relationships with many major hotel franchisors, established both as a manager and an owner of hotels operated under their respective franchises, places the Company in a favorable position when dealing with those franchisors and allows it to negotiate favorable franchise agreements with franchisors. The Company believes that its growth through acquisition of additional hotels will further strengthen its relationship with franchisors.

    The following chart summarizes certain information with respect to the national franchise affiliations of the Hotels, the Highgate Portfolio and the Additional Acquisitions:

                                                OWNED HOTELS, HIGHGATE PORTFOLIO
                                                   AND ADDITIONAL ACQUISITIONS                     MANAGED HOTELS
                                            -----------------------------------------  ---------------------------------------
                                             NUMBER OF                                  NUMBER OF
                                               GUEST        NUMBER OF        % OF         GUEST        NUMBER OF       % OF
FRANCHISE                                      ROOMS         HOTELS          ROOMS        ROOMS         HOTELS         ROOMS
------------------------------------------  -----------  ---------------  -----------  -----------  ---------------  ---------
Hilton....................................       2,939             11          38.1%       --             --            --
Sheraton..................................       1,162              4          15.0%       --             --            --
Holiday Inn...............................         608              3           7.9%          883              4         18.9%
Radisson..................................         507              2           6.6%          126              1          2.7%
Westin....................................         496              1           6.4%       --             --            --
Marriott..................................         434              1           5.6%          288              1          6.2%
Holiday Select-Registered Trademark-......         348              1           4.5%       --             --            --
Doubletree................................         294              1           3.8%          208              1          4.4%
Embassy Suites............................         236              1           3.1%       --             --            --
Independent...............................         214              2           2.8%          830              6         17.7%
Four Points...............................         213              1           2.8%          196              1          4.2%
Doubletree Guest
 Suites-Registered Trademark-.............         137              1           1.8%       --             --            --
Ramada....................................         118              1           1.5%          457              3          9.8%
Best Western-Registered Trademark-........      --             --             --              562              3         12.0%
Days Inn-Registered Trademark-............      --             --             --              277              2          5.9%
Comfort Suites-Registered Trademark-......      --             --             --              244              2          5.2%
Clarion-Registered Trademark-.............      --             --             --              194              1          4.1%
Quality Suites-Registered Trademark-......      --             --             --              177              1          3.8%
Residence Inn-Registered Trademark-.......      --             --             --              104              1          2.2%
Quality Inn-Registered Trademark-.........      --             --             --              100              1          2.1%
Holiday Inn
 Express-Registered Trademark-............      --             --             --               35              1          0.8%
                                                                   --                                         --
                                                 -----                    -----------       -----                    ---------
                                                 7,706             30         100.0%        4,681             29        100.0%
                                                                   --                                         --
                                                                   --                                         --
                                                 -----                    -----------       -----                    ---------
                                                 -----                    -----------       -----                    ---------

    EMPHASIS ON FOOD AND BEVERAGE. Management believes popular food and beverage ideas are a critical component in the overall success of a hotel. The Company utilizes its food and beverage operations to create local awareness of its hotel facilities, to improve the profitability of its hotel operations and to enhance customer satisfaction. The Company is committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. The Company has engaged food and beverage experts to develop several proprietary restaurant concepts. The Owned Hotels contain restaurants ranging from Michel Richard's highly acclaimed CITRONELLE-Registered Trademark-, to Morgan's, a Company- designed concept which offers popular, moderately-priced American cuisine. The Company has also successfully placed national food franchises such as Starbuck's Coffee-Registered Trademark- and "TCBY"-Registered Trademark- Yogurt in casual, delicatessen-style restaurants in several of the Owned Hotels. Popular food concepts have strengthened the Company's ability to attract business travelers and group meetings and improved the name recognition of the Owned Hotels.

    COMMITMENT TO REINVESTMENT. The Company is committed to reinvesting adequate capital on an ongoing basis to maintain the quality of the hotels it owns. Reinvestment is expected to include room and facilities refurbishments, renovations and furniture and equipment replacements that are designed to maintain attractive accommodations, updated restaurants and modern equipment. The Company believes that these investments will enhance the Company's competitive position.

    COMPUTERIZED REPORTING SYSTEMS. The Company employs computerized reporting systems at each of the Hotels and at its corporate offices to monitor the financial and operating performance of the Hotels.

Management information services have been fully integrated through the installation of Novell and Unix networks. Management also utilizes programs like Data Plus-Registered Trademark- and cc:Mail-Registered Trademark- to facilitate daily communication. Such programs have enabled the Company to create and implement detailed reporting systems at each of the Hotels and its corporate headquarters. Corporate executives utilize information systems that track each Hotel's daily occupancy, ADR, and revenue from rooms, food and beverage. By having the latest hotel operating information available at all times, management is better able to respond to changes in the market of each Hotel.

    COMMITMENT TO SERVICE AND VALUE. The Company is dedicated to providing exceptional service and value to its customers on a consistent basis. The Company conducts extensive employee training programs to ensure personalized service at the highest levels. Programs such as "Be A Star" have been created and implemented by the Company to ensure the efficacy and uniformity of its employee training. The Company's practice of tracking customer comments, through the recording of guest comment cards and the direct solicitation (during check-in and check-out) of guest opinions regarding specific items, allows investment in services and amenities where they are most effective. The Company's focus on these areas has enabled it to attract lucrative group business.

    DISTINCT MANAGEMENT CULTURE. The Company has a distinct management culture that stresses creativity, loyalty and entrepreneurship and was developed to emphasize operations from an owner's perspective. Management believes in realistic solutions to problems, and innovation is always encouraged. Incentive programs and awards have been established to encourage individual property managers to seek new ways of increasing revenues and operating cash flow. This creative, entrepreneurial spirit is prevalent from the corporate staff and the general managers down to the operations staff. Individual general managers work closely with the corporate staff and they and their employees are rewarded for achieving target operating and financial goals.

THE MANAGED HOTELS

    The Company operates 29 Managed Hotels owned by third parties containing 4,681 rooms, pursuant to third party management agreements ("The Management Agreements"). Of the Managed Hotels, 21 are full-service properties, seven are limited-service properties and one is an extended stay property. Of the Managed Hotels, 23 are operated under nationally-recognized brand names and six are independent properties. The brand names of the Managed Hotels include Sheraton, Clarion, Holiday Inn and Best Western.

    The Management Agreements have remaining terms ranging from one month to nine years. Substantially all of the Management Agreements permit the owners of the Managed Hotels to terminate such agreements prior to the stated expiration dates if the applicable hotel is sold and several of the Management Agreements permit the owners of the Managed Hotels to terminate such agreements prior to the stated expiration date without cause or by reason of the failure of the applicable hotel to obtain specified levels of performance.

    The Company intends to continue its efforts to add to its portfolio of Managed Hotels by aggressively pursuing new management agreements. The Company believes that, in addition to adding to the Company's revenues and profits, the business of operating hotels for third parties benefits the Company by (i) increasing the Company's operating experience in, and knowledge of, hotel markets throughout the United States, (ii) broadening the Company's relationships with hotel owners and thus enhancing the Company's opportunities to identify, evaluate and negotiate hotel acquisitions prior to the active marketing of a hotel for sale, and (iii) improving the Company's ability to attract, train and retain highly-qualified operating employees by offering them the opportunity to work in a broader variety of hotels and markets.

COMPETITION

    The Company competes primarily in the upscale and mid-priced sectors of the full-service segment of the lodging industry. In each geographic market in which the Hotels are located, there are other full- and limited-service hotels that compete with the Hotels. In addition, the Company's food and beverage operations compete with local free-standing restaurants and bars. Competition in the U.S. lodging industry is based generally on convenience of location, brand affiliation, price, range of services and guest amenities offered and quality of customer service and overall product.

EMPLOYEES

    As of December 31, 1996, the Company employed approximately 6,200 persons, of whom approximately 5,200 were compensated on an hourly basis. Approximately 65 employees work at the corporate headquarters.

    Employees at five of the Hotels are represented by labor unions. Management believes that labor relations with its employees are good.

TRADEMARKS

    The Company employs a flexible branding strategy based on a particular Hotel's market environment and the Hotel's unique characteristics. Accordingly, the Company uses various national trade names pursuant to licensing arrangements with national franchisors.

GOVERNMENTAL REGULATION

    A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes that it is substantially in compliance with these requirements. Managers of hotels are also subject to laws governing their relationship with hotel employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Owned Hotels and could otherwise adversely affect the Company's operations.

    Under the Americans with Disabilities Act (the "ADA"), all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to the Owned Hotels, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition.

                           THE OPERATING PARTNERSHIP

    THE FOLLOWING SUMMARY INFORMATION IS QUALIFIED IN ITS ENTIRETY BY THE PROVISIONS OF CAPSTAR MANAGEMENT'S LIMITED PARTNERSHIP AGREEMENT, A COPY OF WHICH HAS BEEN FILED AS AN EXHIBIT TO THIS ANNUAL REPORT ON FORM 10-K.

    Substantially all of the Company's assets are held indirectly by and operated through CapStar Management Company, L.P. ("CapStar Management"), the Company's subsidiary operating partnership. The Company is the sole general partner of CapStar Management, and the Company and CapStar LP Corporation, a wholly-owned subsidiary of the Company, are the sole limited partners of CapStar Management. The partnership agreement of CapStar Management gives the general partner full control over the business and affairs of CapStar Management. The general partner is also given the right, in connection with the contribution of property to CapStar Management or otherwise, to issue additional partnership interests in CapStar Management in one or more classes or series, with such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as the general partner may determine.

    In connection with the acquisition of the Highgate Portfolio, the Company has agreed to issue limited partnership interests in CapStar Management to Highgate Hotels. Upon the closing of the acquisition of the Highgate Portfolio, the partnership agreement of CapStar Management will be amended to provide for two classes of partnership interests, Common OP Units and Preferred OP Units, and the partners of CapStar Management will own the following numbers of such OP
Units: (i) the Company and CapStar LP Corporation--a number of Common OP Units equal to the number of issued and outstanding shares of Common Stock (including those issued in the Offering); and (ii) Highgate Hotels--809,523 Common OP Units and 392,157 Preferred OP Units. The Preferred OP Units will pay a 6.5% cumulative annual preferred return, compounded quarterly to the extent not paid on a current basis, and will be entitled to a liquidation preference of $25.50 per Preferred OP Unit. All net income and capital proceeds earned by CapStar Management, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units owned by each such holder.

    Each OP Unit held by Highgate Hotels will be redeemable by the holder on or after August 23, 1997 for one share of Common Stock of the Company (or, at the Company's option, for cash in an amount equal to the market value of a share of Common Stock). In addition, the Preferred OP Units will be redeemable by CapStar Management at a price of $25.50 per Preferred OP Unit (or, at the Company's option, for a number of shares of Common Stock having a value equal to such redemption price) at any time after the third anniversary of the acquisition of the Highgate Portfolio.

ITEM 2. PROPERTIES

    The Company maintains its corporate headquarters in Washington, D.C. and owns hotel properties throughout the United States. As of December 31, 1996, the Company owned 19 of the Owned Hotels. The Company leases its corporate headquarters as well as the land for two of its Owned Hotels (the Embassy Row Hilton in Washington, DC and the Hilton Hotel in San Pedro, CA). Total rental expense for the twelve months ended December 31, 1996, principally for leasing the Company's corporate headquarters, was $272,000. No one hotel property is material to the operation of the Company. A typical CapStar hotel has meeting and banquet facilities, food and beverage facilities and guest rooms and suites.

    The Owned Hotels, the Highgate Portfolio and the Additional Acquisitions feature, or after the Company's renovation programs have been completed will feature, comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities that attract meeting and convention functions from groups and associations, upscale business and vacation travelers as well as banquets and receptions from the local community.

    The following table sets forth certain information with respect to the Owned Hotels, the Highgate Portfolio and the Additional Acquisitions for the year ended December 31, 1996:

                                                                                                          PLANNED OR
                                                                                                          COMPLETED
                                                                   NUMBER OF                              RENOVATION
                                                                     GUEST        YEAR        MONTH     EXPENDITURE(1)
               HOTEL                          LOCATION               ROOMS        BUILT     ACQUIRED       (000'S)
-----------------------------------  --------------------------  -------------  ---------  -----------  --------------
OWNED HOTELS
Orange County Airport Hilton.......  Irvine, CA                          290         1976        2/96     $    2,006
Hilton Hotel.......................  Sacramento, CA                      326         1983       12/96            750
Santa Barbara Inn..................  Santa Barbara, CA                    71         1959       12/96            450
Hilton Hotel.......................  San Pedro, CA                       226         1989        1/97          1,500
Holiday Inn........................  Colorado Springs, CO                201         1974       12/96            200
Sheraton Hotel.....................  Colorado Springs, CO                502         1974        6/95          3,393
Embassy Suites Denver..............  Englewood, CO                       236         1986       12/96            500
Embassy Row Hilton.................  Washington, DC                      195         1969       12/96          2,033
The Latham Hotel...................  Washington, DC                      143         1981        3/96            802
Westin Atlanta Airport(3)..........  Atlanta, GA                         496         1982       11/95          7,100
Radisson Hotel.....................  Schaumburg, IL                      202         1979        6/95          1,652
Hilton Hotel & Towers..............  Lafayette, LA                       328         1981       12/96            249
Marriott Hotel.....................  Somerset, NJ                        434         1978       10/95          3,311
Doubletree Hotel...................  Albuquerque, NM                     294         1974        1/97          1,500
Sheraton Airport Plaza.............  Charlotte, NC                       226         1985        2/96          1,529
Holiday Inn........................  Cleveland, OH                       237         1978        2/96          2,900
Hilton Hotel.......................  Arlington, TX                       310         1983        4/96          2,700
Southwest Hilton...................  Houston, TX                         293         1979       10/96          1,072
Westchase Hilton...................  Houston, TX                         295         1980        1/97            415
Salt Lake Airport Hilton...........  Salt Lake City, UT                  287         1980        3/95          1,823
Hilton Hotel.......................  Arlington, VA                       209         1990        8/96          1,500
Hilton Hotel.......................  Bellevue, WA                        180         1979        8/95          1,063
                                                                       -----                                 -------
    Total/Weighted Average--Owned Hotels.......................        5,981                              $   38,448

HIGHGATE PORTFOLIO
Doubletree Guest Suites............  Indianapolis, IN                    137         1987        4/97     $    1,000
Holiday Inn Select.................  Dallas, TX                          348         1974        4/97            300
Radisson Hotel.....................  Dallas, TX                          305         1972        4/97          1,500
Holiday Inn Calgary Airport........  Calgary, Alberta                    170         1981        4/97            350
Sheraton Hotel.....................  Guildford, B.C.                     280         1992        4/97            700
Ramada Vancouver Centre............  Vancouver, B.C.                     118         1968        4/97            500
                                                                       -----                                 -------
    Total/Weighted Average--Highgate Portfolio.................        1,358                              $    4,350

ADDITIONAL ACQUISITIONS
Four Points Hotel..................  Cherry Hill, NJ                     213         1991        3/97     $      850
Great Valley Sheraton..............  Frazer, PA                          154         1971        5/97          3,244
                                                                       -----                                 -------
    Total/Weighted Average--Additional Acquisitions............          367                              $    4,094

    Total/Weighted Average.....................................        7,706                              $   46,892
                                                                       -----                                 -------
                                                                       -----                                 -------

                                                  YEAR ENDED
                                               DECEMBER 31, 1996
                                     -------------------------------------
                                        AVERAGE
               HOTEL                   OCCUPANCY       ADR      REVPAR(2)
-----------------------------------  -------------  ---------  -----------
OWNED HOTELS
Orange County Airport Hilton.......         66.0%   $   78.48   $   51.80
Hilton Hotel.......................         71.7        75.89       54.41
Santa Barbara Inn..................         85.1       129.86      110.51
Hilton Hotel.......................         62.3        67.23       41.88
Holiday Inn........................         72.6        60.57       43.97
Sheraton Hotel.....................         70.1        65.95       46.23
Embassy Suites Denver..............         74.1       102.57       76.00
Embassy Row Hilton.................         60.8       111.24       67.63
The Latham Hotel...................         72.0       108.17       77.88
Westin Atlanta Airport(3)..........         79.3        79.44       63.00
Radisson Hotel.....................         66.1        75.54       49.93
Hilton Hotel & Towers..............         74.1        70.05       51.91
Marriott Hotel.....................         72.4       104.36       75.56
Doubletree Hotel...................         66.6        77.12       51.36
Sheraton Airport Plaza.............         70.8        83.97       59.45
Holiday Inn........................         73.1        70.11       51.25
Hilton Hotel.......................         73.3        81.03       59.39
Southwest Hilton...................         53.9        72.17       38.90
Westchase Hilton...................         77.9        89.87       70.01
Salt Lake Airport Hilton...........         75.5        79.18       59.78
Hilton Hotel.......................         74.5       109.21       81.36
Hilton Hotel.......................         80.8        91.70       74.09
                                             ---    ---------  -----------
    Total/Weighted Average--Owned H         71.3%   $   83.02   $   59.19
HIGHGATE PORTFOLIO
Doubletree Guest Suites............         73.5%   $   79.53   $   58.45
Holiday Inn Select.................         61.7        59.04       36.43
Radisson Hotel.....................         74.6        60.69       45.27
Holiday Inn Calgary Airport........         59.3        53.09       31.48
Sheraton Hotel.....................         75.2        69.17       52.02
Ramada Vancouver Centre............         79.4        70.40       55.90
                                             ---    ---------  -----------
    Total/Weighted Average--Highgat         69.8%   $   64.35   $   44.92
ADDITIONAL ACQUISITIONS
Four Points Hotel..................         61.8%   $   73.40   $   45.36
Great Valley Sheraton..............         72.0        88.80       63.94
                                             ---    ---------  -----------
    Total/Weighted Average--Additio         66.1%   $   80.43   $   53.16
    Total/Weighted Average.........         70.8%   $   79.64   $   56.39
                                             ---    ---------  -----------
                                             ---    ---------  -----------

------------------------------

(1) Represents the total planned or completed capital expenditures at each hotel. For the year ended December 31, 1996, $21.6 million had been spent and an additional $21.7 million was planned.

(2) Represents total room revenue divided by total available rooms, net of rooms out of service due to significant renovations.

(3) The Westin Atlanta Airport is majority-owned by the Company through a partnership in which the Company holds an 85.2% limited partner interest, 1% general partner interest and a mortgage which together provide the Company a 92% economic interest in the hotel.

POST-IPO ACQUISITIONS

    HILTON HOTEL, SACRAMENTO, CA. Built in 1983, the 326-room hotel is located in suburban Sacramento, near the interchange of Interstate 80 and Route 160 in an area which is well developed with commercial office space, upscale retail and residential uses. The hotel's facilities and amenities feature over 17,000 square feet of banquet and meeting space, an indoor-outdoor pool, volleyball courts, a health and fitness center, a business center, valet services, a gift shop and two restaurants. The greater Sacramento market has experienced strong economic growth during the 1990s.

    SANTA BARBARA INN, SANTA BARBARA, CA. Built in 1959, the 71-room hotel is located on the Pacific Coast Highway directly across from the Pacific Ocean and a wide, publicly maintained beach. The hotel's facilities and amenities feature the renowned CITRONELLE restaurant, two meeting rooms, an outdoor pool and deck, tennis courts and valet services. The Santa Barbara market is a popular residential and resort area.

    HILTON HOTEL, SAN PEDRO, CA. Built in 1989, the 226-room hotel is located in Los Angeles County between Long Beach and Palos Verdes, approximately 12 miles south of Los Angeles International Airport. The hotel's facilities and amenities feature over 14,000 square feet of banquet and meeting space, a swimming pool, a spa, two tennis courts and a grill restaurant. San Pedro is located within five miles of the Port of Long Beach and within two miles of the Port of Los Angeles, which together handle nearly two-thirds of the Western United States' cargo. Los Angeles County is currently experiencing increased economic growth as it emerges from the recession of the early- and mid-1990s. Upon acquisition in February 1997, the hotel was reflagged as a Hilton.

    HOLIDAY INN, COLORADO SPRINGS, CO. Built in 1974 and renovated in 1990, the 201-room hotel is located on Interstate 25, approximately five miles north of downtown Colorado Springs and approximately eight miles north of another Owned Hotel, the Sheraton Hotel, Colorado Springs. The hotel's facilities and amenities feature more than 8,700 square feet of banquet and meeting space, a health club and jogging track, an outdoor pool, tennis courts, a restaurant, a gift shop and valet services. Colorado Springs has experienced strong economic growth in recent years which has led to a major airport expansion program completed in 1995. Such growth is attributable to a number of factors, including the region's low average cost of living and a rapidly expanding, young population.

    EMBASSY SUITES DENVER, DENVER, CO. Built in 1986, the 236-room hotel is located in South Denver within a concentration of office and industrial parks known as the Denver Tech Center. The hotel's facilities and amenities feature over 5,000 square feet of banquet and meeting space, an indoor pool, an upgraded fitness center, a business center, valet services, a gift shop and a restaurant. Denver has experienced significant development and growth during the 1990s as the economic and cultural center of the rapidly expanding Mountain region.

    THE EMBASSY ROW HILTON, WASHINGTON, D.C. Built in 1969 and renovated in 1994, the 195-room hotel is located in downtown Washington, D.C. on Massachusetts Avenue, which is known as "Embassy Row" because of the many embassies, chanceries and offices of foreign governments located in the area. The hotel's facilities and amenities feature over 7,500 square feet of banquet and meeting space, a rooftop pool and deck, a health and fitness center, a business center, valet services and a restaurant. A major new convention center is expected to open in downtown within four years. The Company assumed management of the hotel in July 1996. Upon acquisition in December 1996, the hotel was reflagged as a Hilton.

    HILTON HOTEL & TOWERS, LAFAYETTE, LA. Built in 1981, the 328-room hotel is centrally located on Pinhook Road, a major business artery linking downtown Lafayette with the local airport. The hotel's facilities and amenities feature over 17,000 square feet of banquet and meeting space, an outdoor pool, an exercise room, a business center, valet services, a gift shop and a restaurant. Lafayette serves as a major center for offshore oil drilling and production, and has experienced strong job growth during the 1990s.

    DOUBLETREE HOTEL, ALBUQUERQUE, NM. Built in 1975, the 294-room hotel is located in downtown Albuquerque, adjacent to the Convention Center and the subterranean Galleria Shopping Center. The hotel's facilities and amenities feature over 10,000 square feet of meeting and banquet space, an outdoor heated pool, an exercise room, a gift shop, an airline desk, two restaurants, two lobbies and a garden foyer. The region has experienced consistent growth throughout the 1990s, in part because of the increased presence of high technology businesses in Albuquerque. The Company plans to spend $1.5 million on renovations at the hotel.

    SOUTHWEST HILTON, HOUSTON, TX. Built in 1981, the 293-room hotel is located in the Southwest area of Houston on the Southwest Freeway, one of the city's busiest roads. The hotel's facilities and amenities feature over 15,000 square feet of banquet and meeting space, an outdoor pool, a fitness center, a business center, valet services a gift shop and a restaurant. Houston is the nation's fourth largest metro area with a population over 3.8 million and the region is a national leader in economic growth and job growth. The Company plans to spend $1.1 on renovations at the hotel.

    WESTCHASE HILTON, HOUSTON, TX. Built in 1981, the 295-room hotel is located within blocks of the freeway to the Houston International Airport and convenient to the commercial and retail concentration known as the Galleria area. The hotel's facilities and amenities feature over 13,000 square feet of banquet and meeting space, a landscaped outdoor pool with a deck and hot tub, a fitness center, a beauty salon, a gift shop and a restaurant. Houston is the nation's fourth largest metro area with a population over 3.8 million and the region is a national leader in economic growth and job growth.

THE HIGHGATE PORTFOLIO

    DOUBLETREE GUEST SUITES, INDIANAPOLIS, IN. Built in 1987, the 137-room hotel is located on busy North Meridian Street on the north side of the suburb of Carmel. The hotel is located within a commercial concentration of insurance companies and national companies such as Lucent Technologies, Thompson Consumer Electronics, GTE, Eli Lilly and Hewlett Packard. The hotel's facilities and amenities feature over 1,000 square feet of banquet and meeting space, an indoor/outdoor pool, a fitness center, a whirlpool, a gift shop and a restaurant.

    HOLIDAY INN SELECT, DALLAS, TX. Built in 1974 and renovated in 1988 and 1995, the 348-room hotel is located at the intersection of Interstate 35 and Mockingbird Lane, within easy access to the market areas of Las Colinas, Stemmons Corridor/Market Center, Love Field and Central Business District/Convention Center. The hotel's facilities and amenities feature over 13,560 square feet of banquet and meeting space, an outdoor pool and sundeck, a health club, a business center, a gift shop and a restaurant.

    RADISSON HOTEL, DALLAS, TX. Built in 1972, the 305-room hotel is located on West Mockingbird Lane, within easy access to Interstate 35 and the market areas of Love Field, Stemmons Corridor/Market Center, Parkland/Medical Center and the Central Business District/Convention Center. The hotel's facilities and amenities feature over 16,000 square feet of banquet and meeting space, and outdoor pool, a health club, two racquetball courts, a jogging track, sand volleyball courts, a whirlpool, a sauna, a gift shop and two restaurants.

    HOLIDAY INN CALGARY AIRPORT, CALGARY, ALBERTA. Built in 1981, the 170-room hotel is located between Calgary's International Airport and central business district, near such tourist attractions as the Calgary Zoo and Prehistoric Park, Devonian Garden, the Saddledome (home of the NHL Calgary Flames), Stampede Park, Canada Olympic Park, the Olympic Hall of fame, Heritage Park, Eau Clair Market and the IMAX theatre. The hotel's facilities and amenities feature over 2,040 square feet of banquet and meeting space, an indoor pool, two saunas, guest privileges at a nearby health club and a restaurant.

    SHERATON HOTEL, GUILDFORD, B.C. Built in 1992, the 280-room hotel is located in the Guildford Area of the City of Surrey, the geographic center of the Greater Vancouver region. The hotel's facilities and amenities feature over 18,000 square feet of banquet and meeting space, an outdoor pool, an exercise room, a sauna, a gift shop and a restaurant. Surrey has experienced significant expansion in recent years and is a leader in economic growth and job growth within the Province of British Columbia.

    RAMADA VANCOUVER CENTRE, VANCOUVER, B.C. Built in 1968 and renovated in 1989 and 1994, the 118-room hotel is located on West Broadway, one block from the Vancouver Hospital & Health Science Centre and minutes from downtown Vancouver. Nearby tourist attractions include the Queen Elizabeth Theatre and the Ford Centre for the Performing Arts, Vancouver International Airport, Canada Place/ Convention Centre, B.C. Place, General Motors Place, Granville Island Market, the University of British Columbia, Chinatown and Japantown.

THE ADDITIONAL ACQUISITIONS

    FOUR POINTS HOTEL, CHERRY HILL, NEW JERSEY. Built in 1971, the 213-room hotel is located on Route 70 East, off I-295, nine miles from the Philadelphia Convention Center and near several major corporate office parks in the Cherry Hill/Mount Laurel area. The hotel's facilities and amenities feature 16,288 square feet of banquet and meeting space, a large outdoor courtyard with pool, exercise room, two tennis courts, gift shop, a Morgan's restaurant and a lobby bar.

    GREAT VALLEY SHERATON, FRAZER, PENNSYLVANIA. Built in 1991, the 154-room hotel is located at the intersection of Route 202 and Lancaster Pike in historic Chester County, Pennsylvania. The hotel's facilities and amenities include 7,852 square feet of meeting and banquet space, an indoor pool, the White Horse Tavern and Chesterfield's Piano Lounge. The "202 Corridor" has experienced significant growth in recent years.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in lawsuits arising in the normal course of business. The Company believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock has been listed on the NYSE since August 20, 1996 under the symbol "CHO." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.

                                                                                    PRICE
                                                                             --------------------
                                                                               HIGH        LOW
                                                                             ---------  ---------
1997:
  First Quarter (through February 19, 1997)................................  $  24 3/4  $  19 3/8
1996:
  Fourth Quarter (ended December 31, 1996).................................     19 5/8     16 7/8
  Third Quarter (ended September 30, 1996).................................     18 3/8     16 1/2

    The last reported sale price of the Common Stock on the NYSE on February 19, 1997 was $24 1/2. As of February 19, 1997, there were approximately 49 holders of record of the Common Stock.

    The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of the Company's business. Certain of the Company's credit facilities restrict the ability to pay dividends on the Common Stock. Any determination to pay cash dividends in the future will be at the discretion of the Board and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

    On May 29, 1996, the Company issued 100 shares of Common Stock to Cherwell Investors, Inc., a wholly-owned subsidiary of Acadia Partners, L.P. for nominal consideration. The shares were issued without registration under the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

    On June 20, 1996, the Company entered into a Formation Agreement pursuant to which it became obligated to issue 3,504,221 shares of Common Stock to the beneficial owners of EquiStar Hotel Investors, L.P. ("EquiStar") and CapStar Management. In August 1996, in connection with the IPO, the Company issued 3,504,221 shares of Common Stock to such beneficial owners. Such issuances were made without registration under the Securities Act pursuant to exemptions from registration afforded by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial information for the Company. The Balance Sheet Data of the Company as of December 31, 1996, 1995, and 1994, and the Operating Results and Other Financial Data for the years ended December 31, 1996, 1995, 1994, and 1993, have been derived from the audited financial statements which are included elsewhere in this Annual Report on Form 10-K. The other comparable data as of, and for the years ended, December 31, 1993 and 1992 have been derived from financial statements that are not required to be included in this Annual Report on Form 10-K. The following information should be read in conjunction with the historical consolidated financial statements and notes thereto for the Company, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                           FISCAL YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                               1992       1993       1994        1995          1996
                                                             ---------  ---------  ---------  -----------  ------------

                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING
                                                                                       DATA)
OPERATING RESULTS:
Revenues:
  Rooms....................................................  $       0  $       0  $       0  $    14,456  $     68,498
  Food, beverage and other.................................          0          0          0        7,471        36,949
  Management services and other revenues...................      3,479      4,234      4,418        4,436         4,345
                                                             ---------  ---------  ---------  -----------  ------------
      Total revenues.......................................      3,479      4,234      4,418       26,363       109,792
                                                             ---------  ---------  ---------  -----------  ------------
Operating expenses:
Departmental expenses:
  Rooms....................................................          0          0          0        4,190        17,509
  Food, beverage and other.................................          0          0          0        5,437        27,102
Undistributed operating expenses:
  Selling, general and administrative......................      2,836      4,065      4,508        8,078        20,448
  Property operating costs.................................          0          0          0        3,934        17,151
  Depreciation and amortization............................         12         14         23        2,098         8,248
                                                             ---------  ---------  ---------  -----------  ------------
      Total operating expenses.............................      2,848      4,079      4,531       23,737        90,458
                                                             ---------  ---------  ---------  -----------  ------------
Operating income/(loss)....................................        631        155       (113)       2,626        19,334
Interest expense, net......................................          0          0          0        2,413        12,346
Minority interest..........................................          0          0          0           17            39
Provision for income taxes(A)..............................          0          0          0            0         2,674
Income/(loss) before extraordinary item....................        631        155       (113)         230         4,353
Extraordinary item(B)......................................          0          0          0         (887)       (1,956)
                                                             ---------  ---------  ---------  -----------  ------------
      Net income/(loss)....................................        631        155       (113)        (657)        2,397
                                                             ---------  ---------  ---------  -----------  ------------
                                                             ---------  ---------  ---------  -----------  ------------
Earnings per share before extraordinary item (C)...........  $  --      $  --      $  --      $   --       $       0.31
Number of shares of common stock...........................     --         --         --          --         12,754,321
OTHER FINANCIAL DATA:
EBITDA(D)..................................................  $     643  $     169  $     (90) $     4,741  $     27,621
Net cash provided by (used in) operating activities........         87       (101)        66        4,357        13,373
Net cash used in investing activities......................        (65)       (24)       (41)    (116,573)     (225,251)
Net cash provided by (used in) financing activities........       (219)       244          0      119,048       226,830
BALANCE SHEET DATA:
Property and equipment, gross..............................  $     110  $     134  $     176  $   110,883       343,092
Total assets...............................................        586      1,458      1,232      132,650       379,161
Long term obligations......................................          0          0          0       73,574       200,361

                                                                     FISCAL YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1992        1993        1994        1995        1996
                                                       ----------  ----------  ----------  ----------  ----------
OPERATING DATA:
Owned Hotels:
  Number of hotels...................................      --          --          --               6          19
  Number of guest rooms..............................      --          --          --           2,101       5,166
  Total revenues (in thousands)......................      --          --          --      $   21,927  $  105,447
  Average occupancy..................................      --          --          --            72.3%       71.6%
  ADR(E).............................................      --          --          --      $    71.58  $    82.84
  RevPAR(F)..........................................      --          --          --      $    51.75  $    59.31
All Hotels(G):
  Number of hotels(H)................................          34          34          39          46          47
  Number of guest rooms(H)...........................       5,918       5,971       5,847       7,895       9,785
  Total revenues (in thousands)......................  $  109,837  $  123,124  $  128,151  $  170,888  $  193,092

------------------------

(A) No provision for federal income taxes is included other than for 1996 because CapStar Management and EquiStar were partnerships and all federal income tax liabilities were passed through to the individual partners.

(B) During 1995 and 1996, certain loan facilities were refinanced and the write-offs of deferred costs associated with the prior facilities were recorded as extraordinary losses.

(C) Earnings per share before extraordinary item for the year ended December 31, 1996 is based on earnings for the period from August 20, 1996 through December 31, 1996.

(D) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's results of operations.

(E) Represents total room revenues divided by total number of rooms occupied by hotel guests on a paid basis.

(F) Represents total room revenues divided by total available rooms, net of rooms out of service due to significant renovations.

(G) Represents operating data for all hotels managed by the Company during all or a portion of the periods presented.

(H) As of December 31 for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CERTAIN STATEMENTS CONTAINED HEREIN AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES REFERENCED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."

GENERAL

    Prior to the IPO, the business of the Company was conducted through EquiStar, which owned the Owned Hotels, and CapStar Management, which managed the Hotels. CapStar Management has been in the hotel management business since 1987. EquiStar, however, was not formed until January 12, 1995 and the Company did not own any hotels in any prior periods. Therefore, the Company's financial statements prior to 1995 reflect only the management business of CapStar Management. The economics of the management business are based on fees paid to the Company for management services and the costs related to the performance of these services. The fee management business is labor intensive and requires relatively little capital.

    Beginning in 1994, the Company began to invest in additional professional staff and incurred related costs in order to position itself to acquire hotel properties. From January 12, 1995 through December 31, 1996, the Company acquired 19 hotels. Thus, the historical financial statements for the year ended December 31, 1996 and 1995 reflect differing numbers of Owned Hotels throughout the periods. The economics associated with the acquisition and ownership of hotels is significantly different from the fee management business in that capital is required to both acquire and maintain hotels. Due to the timing and magnitude of the acquisitions made in 1995 and 1996, it is difficult to compare results of these periods either to each other or to prior years.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

    Total revenues increased to $109.8 million in 1996 from $26.4 million in 1995. The Company purchased its first hotel in March 1995 and owned five hotels as of the end of 1995. During 1996, the Company purchased an additional 14 hotels. The growth in revenues between 1995 and 1996 reflects this significant growth in the number of hotels owned.

    Operating costs and expenses increased to $90.5 million in 1996 from $23.7 million in 1995. Departmental expenses, property operating costs, selling, general and administrative costs and depreciation and amortization increased in 1996 over 1995. All of these increases reflect the growth in the number of owned hotels from five to nineteen. The costs related to management of the Managed Hotels remained stable between the periods.

    Operating income increased to $19.3 million in 1996 from $2.6 million in 1995. The increase from 1995 is due to the operating income generated by additional hotels and to increased efficiencies in the management of the Managed Hotels.

    Net interest expense of $12.3 million for 1996 increased from $2.4 million in 1995 due to the additional debt incurred related to the hotels acquired in 1996.

    The extraordinary loss of $2.0 million in 1996 reflects the write-off of deferred financing fees of $3.3 million, net of a deferred tax benefit of $1.3 million. The financing fees written-off were unamortized fees associated with a credit facility which was refinanced prior to maturity. The Company also incurred an extraordinary loss on extinguishment of debt during 1995 from the write-off of deferred financing fees in connection with a refinancing transaction.

    Net income increased to $2.4 million for 1996 from a net loss of $0.7 million for 1995. The primary reason for the increase is due to increased operating income generated by hotels acquired during 1996 and improvements in operating income from hotels acquired in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

    Total revenues increased to $26.4 million in 1995 from $4.4 million in 1994. Room revenues and food, beverage and other hotel department revenues for 1995 reflect the operating revenues of five Owned Hotels acquired during the period. There were no Owned Hotels acquired during 1994.

    Operating costs and expenses increased to $23.7 million in 1995 from $4.5 million in 1994. Departmental expenses and property operating costs for 1995 reflect the operations of five Owned Hotels acquired during the period. Selling, general and administrative costs and depreciation expense reflect increases due to the acquisition of five Owned Hotels and the interest in the Westin Atlanta Airport during 1995. The costs related to management of the Managed Hotels remained relatively constant between the periods.

    Operating income increased to $2.6 million in 1995 from a loss of $0.1 million in 1994. The increase from 1994 is due to the operating income of the Owned Hotels and to increased efficiencies in the management of the Managed Hotels.

    Net interest expense of $2.4 million for 1995 results from the debt incurred related to the acquisition of the Owned Hotels.

    The Company incurred an extraordinary loss on extinguishment of debt during 1995 from the write-off of deferred financing fees in connection with a refinancing transaction.

    The net loss increased to $0.7 million for 1995 from $0.1 million for 1994. The primary reason for the loss was the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity are cash on hand, cash generated from operations and borrowings under credit facilities as well as the proceeds from the Offering. The Company's continuing operations are funded through cash generated from hotel operations. Hotel acquisitions and joint venture investments are financed through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or Common Stock.

    At December 31, 1996, the Company had $21.8 million in cash and cash equivalents, an increase of $15.0 million from the balance of $6.8 million on December 31, 1995. During the year ended December 31, 1996, the Company invested $21.6 million in capital improvements in connection with renovations of the Owned Hotels. The Company expects to spend an additional $13.3 million to complete the renovation of the Owned Hotels. Renovations for the Highgate Portfolio and the Additional Acquisitions will commence after consummation of their acquisitions and are projected to total $8.4 million. Capital for renovation work has been and will be provided by a combination of internally generated cash and external borrowings. The Company is committed to reinvesting adequate capital on an ongoing basis to maintain the quality of the hotels it owns. Once existing planned renovation programs are complete, the Company expects to spend approximately 4% of revenues on an annual basis for ongoing capital expenditures, including room and facilities refurbishments, renovations and furniture and equipment replacements. The Company believes that these investments will enhance the Company's competitive position.

    On September 24, 1996, the Company entered into a $225 million revolving credit facility (the "Credit Facility") which provides for a maximum borrowing capacity of $225 million bearing interest at a rate of LIBOR plus 2% per annum. Borrowings under this Credit Facility have been used by the Company to repay previously existing indebtedness, to acquire and renovate upscale, full service hotels and for general corporate purposes. The Company's ability to borrow under the Credit Facility is subject, among other things, to a borrowing base test calculated with reference to the cash flow from hotel properties, the relative contribution to the borrowing base of the values attributable to the different hotel properties, the appraised values of such hotel properties and certain other factors. As of December 31, 1996 approximately $177 million was available for borrowing under the Credit Facility, of which $149 million had been borrowed. Under the Credit Facility, the Company is permitted to incur an additional $50 million of subordinated indebtedness as of December 31, 1996.

    The term of the Credit Facility is three years, subject to two one-year extensions upon the satisfaction of certain conditions. Under the Credit Facility, the Company is entitled to borrow additional advances or reborrow during the extension period. The Company was required to pay customary fees in connection with the structuring of the Credit Facility, a commitment fee on the unused portion of the Credit Facility and a fee on outstanding letters of credit under the Credit Facility.

    The Credit Facility is a direct obligation of CapStar Management and is fully and unconditionally guaranteed by the Company and certain subsidiaries of CapStar Management, including the subsidiaries which own the hotel properties. The Credit Facility is secured by substantially all the real and personal property of CapStar Management and its subsidiaries.

    The Credit Facility contains convenants that impose certain limitations on the Company in respect of, among other things, (i) the payment of dividends and other distributions, (ii) acquisitions of additional hotel properties, (iii) the creation or incurrence of liens, (iv) the incurrence of indebtedness, lease obligations or contingent liabilities, (v) the acquisition of investments in and securities issued by joint ventures and other entities, (vi) transactions with affiliates, (vii) management or similar agreements delegating to another person substantial authority over the operation or maintenance of its hotel properties,
(viii) mergers, acquisitions, divestitures or reorganizations, (ix) the issuance of preferred stock and (x) sale leaseback transactions involving any of its hotel properties. The Credit Facility and the Subordinated Debt also contain covenants that will subject the Company to certain operating requirements and that require the maintenance of certain financial levels, such as consolidated net worth, and certain financial ratios, such as consolidated hotel indebtedness to market equity capitalization and shareholders' equity, consolidated cash flow to interest and consolidated total indebtedness to consolidated cash flow. In February 1997, in accordance with certain of these covenants, the Company entered into interest rate protection agreements.

    On December 13, 1996, the Company modified the terms of the Credit Facility to increase the Company's permitted nonrecourse indebtedness from $25 million to $50 million and to permit it to incur up to $100 million of subordinated indebtedness. In December 1996, the Company borrowed $50 million of subordinated indebtedness (the "Subordinated Debt"). The Subordinated Debt was used to finance the acquisition of the five hotels purchased from MBL Life Assurance Corporation and for general corporate purposes. The Subordinated Debt bears interest at a rate of LIBOR plus 4% per annum. The term of the Subordinated Debt is three years, subject to two one year extensions upon satisfaction of certain covenants. The Company was required to pay customary fees in connection with the structuring of this debt. The Subordinated Debt is a direct obligation of CapStar Management and its subsidiaries which own the hotel properties. The Subordinated Debt contains covenants similar to those contained in the Credit Facility.

    Management believes that the Company will have access to sufficient capital resources to fund its operating and administrative expenses, to continue to service its debt obligations and to acquire additional hotel properties.

SEASONALITY

    Demand at many of the Hotels is affected by recurring seasonal patterns. Demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, the Company's operations are seasonal in nature, with lower revenue, operating profit and cash flow in the first and fourth quarters and higher revenue, operating profit and cash flow in the second and third quarters.

INFLATION

    The rate of inflation has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K, including information appearing under the captions "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, the following: the ability of the Company to successfully implement its acquisition strategy and operating strategy; the Company's ability to manage rapid expansion; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

CAPSTAR HOTEL COMPANY

Independent Auditors' Report.........................................................         23

Consolidated Balance Sheets as of December 31, 1996 and 1995.........................         24

Consolidated Statements of Operations for the years ended December 31, 1996 and
  1995...............................................................................         25

Consolidated Statements of Stockholders' Equity and Partners' Capital for the years
  ended December 31, 1996 and 1995...................................................         26

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and
  1995...............................................................................         27

Notes to the Consolidated Financial Statements.......................................         28

Schedule III. Real Estate and Accumulated Depreciation...............................

CAPSTAR MANAGEMENT COMPANY

Independent Auditors' Report.........................................................         38

Balance Sheet as of December 31, 1994................................................         39

Statements of Operations and Changes in Management Operations' Equity for the years
  ended December 31, 1994 and 1993...................................................         40

Statements of Cash Flows for the years ended December 31, 1994 and 1993..............         41

Notes to Financial Statements........................................................         42

    All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
CapStar Hotel Company:

    We have audited the accompanying consolidated balance sheets of CapStar Hotel Company and subsidiaries (formerly EquiStar Hotel Investors, L.P. and CapStar Management Company, L.P., the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and partners' capital, and cash flows for the years then ended, and the supplementary schedule. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CapStar Hotel Company and subsidiaries as of December 31, 1996 and 1995, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles, and the supplementary schedule, in our opinion, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

Washington, D.C.
February 14, 1997

CAPSTAR HOTEL COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               1996        1995
                                                                                            ----------  ----------
ASSETS
Cash and cash equivalents.................................................................  $   21,784       6,832
Accounts receivable, net of allowance for doubtful accounts of $189 in 1996 and $91 in
  1995....................................................................................       8,109       2,749
Deposits, including restricted deposits of $2,023 in 1995.................................       3,167       3,515
Prepaid expenses and other................................................................       1,454         265
Inventory.................................................................................       1,321         174
                                                                                            ----------  ----------
Total current assets......................................................................      35,835      13,535
Property and equipment:
  Land....................................................................................      58,127      12,768
  Buildings...............................................................................     248,376      84,545
  Furniture, fixtures and equipment.......................................................      32,698      11,354
  Construction-in-progress................................................................       3,891       2,216
                                                                                            ----------  ----------
                                                                                               343,092     110,883
  Accumulated depreciation................................................................      (8,641)     (1,757)
                                                                                            ----------  ----------
Total property and equipment, net.........................................................     334,451     109,126
Deferred costs, net of accumulated amortization of $802 in 1996 and $271 in 1995..........       8,225       2,638
Investments in partnerships...............................................................         650          --
Restricted cash...........................................................................          --       7,351
                                                                                            ----------  ----------
                                                                                            $  379,161  $  132,650
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES, MINORITY INTEREST, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Accounts payable..........................................................................  $    4,125  $    2,329
Accrued expenses and other liabilities....................................................      10,737       4,626
Income tax payable........................................................................       1,436          --
Long-term debt, current portion...........................................................         498       2,668
                                                                                            ----------  ----------
Total current liabilities.................................................................      16,796       9,623
Deferred tax liability....................................................................       1,181          --
Long-term debt............................................................................     199,863      73,574
                                                                                            ----------  ----------
Total liabilities.........................................................................     217,840      83,197
Minority interest.........................................................................         606         815
Partners' capital.........................................................................          --      48,638
Common stock (49,000,000 shares authorized, at $.01 par value, 12,754,321 issued and
  outstanding at December 31, 1996).......................................................         128          --
Paid in capital...........................................................................     158,533          --
Retained earnings.........................................................................       2,054          --
                                                                                            ----------  ----------
                                                                                            $  379,161  $  132,650
                                                                                            ----------  ----------
                                                                                            ----------  ----------

See accompanying notes to consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                1996       1995
                                                                                             ----------  ---------
Revenue from hotel operations:
  Rooms....................................................................................  $   68,498     14,456
  Food and beverage........................................................................      30,968      5,900
  Other operating departments..............................................................       5,981      1,571
Hotel management and other fees............................................................       4,345      4,436
                                                                                             ----------  ---------
Total revenue..............................................................................     109,792     26,363
                                                                                             ----------  ---------
Hotel operating expenses by department:
  Rooms....................................................................................      17,509      4,190
  Food and beverage........................................................................      24,589      4,924
  Other operating departments..............................................................       2,513        513
Undistributed operating expenses:
  Administrative and general...............................................................      20,448      8,078
  Property operating costs.................................................................      12,586      2,624
  Property taxes, insurance and other......................................................       4,565      1,310
  Depreciation and amortization............................................................       8,248      2,097
                                                                                             ----------  ---------
Total operating expenses...................................................................      90,458     23,736
                                                                                             ----------  ---------
Net operating income.......................................................................      19,334      2,627
Interest expense...........................................................................      12,784      2,673
Interest income............................................................................        (438)      (259)
                                                                                             ----------  ---------
Income before minority interest, income taxes, and extraordinary loss......................       6,988        213
Minority interest..........................................................................          39         18
                                                                                             ----------  ---------
Income before income taxes and extraordinary loss..........................................       7,027        231
Income taxes...............................................................................       2,674         --
                                                                                             ----------  ---------
Income before extraordinary loss...........................................................       4,353        231
Extraordinary loss on early extinguishment of debt, net of tax benefit of $1,304 for
  1996.....................................................................................      (1,956)      (888)
                                                                                             ----------  ---------
Net income (loss)..........................................................................  $    2,397       (657)
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Earnings per share:
  Primary
    Income before extraordinary loss.......................................................  $     0.31  $      --
    Extraordinary loss.....................................................................       (0.15)        --
                                                                                             ----------  ---------
    Net income.............................................................................        0.16         --
                                                                                             ----------  ---------
                                                                                             ----------  ---------

See accompanying notes to consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL YEARS ENDED DECEMBER 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            ADDITIONAL
                                                             PAID-IN     RETAINED     GENERAL    LIMITED
                                    SHARES       AMOUNT      CAPITAL     EARNINGS    PARTNERS    PARTNERS     TOTAL
                                 ------------  -----------  ----------  -----------  ---------  ----------  ----------
                                       COMMON STOCK
                                      $.01 PAR VALUE
Initial capital contributions
  on January 12, 1995..........       --        $  --           --          --              89       1,684  $    1,773
Capital contributions..........       --           --           --          --           2,431      46,194      48,625
Capital distributions..........       --           --           --          --              (1)       (115)       (116)
Net loss for the year ended
  December 31, 1995............       --           --           --          --             (87)       (570)       (657)
                                 ------------       -----   ----------  -----------  ---------  ----------  ----------
                                      --           --           --          --           2,432      47,193      49,625
Less--notes receivable from
  management for capital
  contributions................       --           --           --          --          --            (987)       (987)
                                 ------------       -----   ----------  -----------  ---------  ----------  ----------
Partners' capital at December
  31, 1995.....................       --           --           --          --           2,432      46,206  $   48,638
                                 ------------       -----   ----------  -----------  ---------  ----------  ----------
Capital distributions..........       --           --           --          --              (2)       (170)       (172)
Repayment of notes receivable
  from management..............       --           --           --          --          --             987         987
Net income for period from
  January 1, 1996 through
  August 19, 1996..............       --           --           --          --              45         298         343
                                 ------------       -----   ----------  -----------  ---------  ----------  ----------
Partners' capital at August 19,
  1996.........................       --           --           --          --           2,475      47,321      49,796
Shares sold on August 20,
  1996.........................     6,750,000          68      110,044      --          --          --         110,112
Shares issued for partners'
  capital on August 20, 1996...     6,004,321          60       49,736      --          (2,475)    (47,321)     --
Deferred tax liability assumed
  from partners on August 20,
  1996.........................       --           --           (1,247)     --          --          --          (1,247)
Net income for period from
  August 20, 1996 through
  December 31, 1996............       --           --           --           2,054      --          --           2,054
                                 ------------       -----   ----------  -----------  ---------  ----------  ----------
Stockholders' equity at
  December 31, 1996............    12,754,321   $     128      158,533       2,054      --          --      $  160,715

See accompanying notes to consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 1996 AND 1995
(IN THOUSANDS)

                                                                                               1996        1995
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income (loss).......................................................................  $    2,397  $     (657)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.........................................................       8,248       2,097
    Loss on early extinguishment of debt..................................................       3,260         618
    Minority interest in consolidated subsidiary..........................................         (39)        (18)
    Changes in working capital:
      Accounts receivable, net............................................................      (5,360)     (2,749)
      Deposits, prepaid expenses and other, and inventory.................................      (4,011)     (1,889)
      Accounts payable....................................................................       1,797       2,329
      Accrued expenses and other liabilities..............................................       5,711       4,626
      Income taxes payable................................................................       1,436          --
      Deferred tax liability..............................................................         (66)         --
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      13,373       4,357
                                                                                            ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment.....................................................    (231,885)   (109,223)
  Purchase of investment in partnerships..................................................        (650)         --
  Purchase of minority interest...........................................................         (67)         --
  Release of (additions to) restricted cash for capital improvements and other, net.......       7,351      (7,351)
                                                                                            ----------  ----------
Net cash used by investing activities.....................................................    (225,251)   (116,574)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Proceeds from long-term debt............................................................     372,778      98,058
  Payments on long-term debt, line of credit, and capital leases..........................    (248,387)    (23,133)
  Release of (additions to) restricted deposits for hedge agreement.......................       2,559      (2,023)
  Deferred costs..........................................................................     (10,943)     (3,000)
  Capital contributions...................................................................          --      50,250
  Repayments from (loans to) management...................................................         987        (987)
  Net proceeds from issuance of common stock..............................................     110,112          --
  Capital distributions...................................................................        (172)       (116)
  Distributions to minority interests.....................................................        (104)         --
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................     226,830     119,049
                                                                                            ----------  ----------
Net increase in cash and cash equivalents.................................................      14,952       6,832
Cash and cash equivalents at beginning of period..........................................       6,832          --
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   21,784       6,832
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosure of cash flow information:
  Interest paid...........................................................................  $   12,105       2,383
  Income taxes paid.......................................................................         807          --
  Capitalized interest costs..............................................................         461          67
  Capital lease additions.................................................................         324         721
  Deferred financing fees not yet paid....................................................          --         596
  Prepaid expenses and property contributed by limited partner............................          --         148

See accompanying notes to consolidated financial statements.

CAPSTAR HOTEL COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. ORGANIZATION

    The corporate structure of CapStar Hotel Company and its subsidiaries (collectively, the "Company") was formed pursuant to a Formation Agreement, dated June 20, 1996 (the "Formation Agreement"). As a result of the transactions discussed in Note 3, the consolidated financial statements of the Company as of December 31, 1996 and 1995, include the historical results of the Company's predecessor entities, EquiStar Hotel Investors, L.P. and subsidiaries (collectively, "EquiStar") and CapStar Management Company, L.P. ("CapStar Management").

    The principal activity of the Company is to acquire, renovate, reposition and manage upscale, full-service hotels. At December 31, 1996, the Company owned nineteen hotels and managed 27 other hotels on the behalf of third party and affiliate owners. At December 31, 1996, the owned hotels consisted of:

        ACQUISITION DATE                                 NAME                            ROOMS
---------------------------------  -------------------------------------------------  -----------
March 3, 1995....................  Salt Lake Airport Hilton, UT                              287
June 30, 1995....................  Radisson Hotel, Schaumburg, IL                            202
June 30, 1995....................  Sheraton Hotel, Colorado Springs, CO                      502
August 4, 1995...................  Hilton Hotel, Bellevue, WA                                180
October 3, 1995..................  Marriott Hotel, Somerset, NJ                              434
November 15, 1995................  Westin Atlanta Airport, GA                                496
February 2, 1996.................  Sheraton Airport Plaza, Charlotte, NC                     226
February 16, 1996................  Holiday Inn, Cleveland, OH                                237
February 22, 1996................  Orange County Airport Hilton, Irvine, CA                  290
March 8, 1996....................  The Latham Hotel, Washington, DC                          143
April 17, 1996...................  Hilton Hotel, Arlington, TX                               310
August 23, 1996..................  Hilton Hotel, Arlington, VA                               209
October 31, 1996.................  Southwest Hilton, Houston, TX                             293
December 12, 1996................  Embassy Suites, Denver, CO                                236
December 17, 1996................  Hilton Hotel, Sacramento, CA                              326
December 17, 1996................  Santa Barbara Inn, CA                                      71
December 17, 1996................  Holiday Inn, Colorado Springs, CO                         201
December 17, 1996................  Embassy Row Hilton, Washington, DC                        195
December 17, 1996................  Hilton Hotel & Towers, Lafayette, LA                      328

    Separate wholly-owned limited liability companies ("LLCs") or limited partnerships were established to directly own the above hotels. However, for the Westin Atlanta Airport, LLCs were established to purchase and hold the Company's general and limited partner interest in the partnership that owns the hotel (the "Atlanta Partnership"). At December 31, 1996 and 1995, the Company had a 1% general partner interest and an 85.2% and 84.6% limited partner interest in the Atlanta Partnership, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--All material intercompany transactions and balances have been eliminated in the consolidation of the Company for 1996. The accounts of EquiStar and CapStar Management have been combined in the 1995 financial statements as the Partnerships were under common ownership. All material intercompany transactions and balances are eliminated in the combination for 1995.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    DEPOSITS--Deposits primarily represent refundable amounts escrowed during the negotiation of potential hotel acquisitions. Additionally, certain amounts held for future hotel renovations and the amount held in escrow related to a hedge agreement (see Note 5) were recorded as deposits at December 31, 1995.

    INVENTORY--Inventories, which consist primarily of hotel food and beverage stock, are recorded at the lower of cost or market using the first-in, first-out ("FIFO") valuation method.

    PROPERTY AND EQUIPMENT--Buildings and building improvements are stated at cost and depreciated over 40 years. Furniture, fixtures and equipment purchases are stated at cost and depreciated over estimated useful lives of five to seven years or, for capital leases, the related lease terms. Furniture and equipment contributed is stated at its fair value at the time it was contributed. All property and equipment balances are depreciated using the straight-line method.

    Management plans to hold all hotel assets long-term. Management evaluates potential permanent impairment of the net carrying value of its hotel assets on a quarterly basis. For each hotel asset, the expected undiscounted future cash flows for the asset are compared to its net carrying value. If the net carrying value of the hotel exceeds the undiscounted cash flows, management estimates the fair value of the assets based on recent appraisals, if available, or by discounting expected future cash flows using prevailing market discount rates. If the net carrying value of the hotel exceeds its fair value, the excess is charged to operations. No impairment losses were recorded during 1996 or 1995.

    DEFERRED COSTS--Organizational costs incurred in the formation of the Company and its predecessor entities are amortized over five years using the straight-line method. Costs associated with the acquisition of debt are amortized over the lives of the related debt instruments using a method that approximates the interest method.

    INVESTMENTS IN PARTNERSHIPS--Based on ownership percentages and a lack of significant influence, the Company records its interests in partnerships under the cost method of accounting for investments.

    RESTRICTED CASH--Prior to the September 30, 1996 debt refinancing (see Note
6), the Company was required to maintain certain levels of restricted cash to comply with the terms of its debt agreements. Restricted cash reserved primarily for future hotel capital improvements was $7,351 at December 31, 1995.

    INCOME TAXES--Prior to the Formation Transactions (see Note 3), no provision for income taxes was made since the Company's predecessor entities were partnerships, and, therefore, all income, losses, and credits for tax purposes were passed through to the individual partners. Concurrent with the Formation Transactions the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

    MINORITY INTEREST--Minority interest represents the limited partner interests in the Atlanta Partnership which are not owned by the Company.

    REVENUES--Revenue is earned primarily through the operations and management of the hotel properties and is recognized when earned. During the period from its acquisition until February 29, 1996, the Westin Atlanta Airport hotel was leased to a third-party operator. Related lease revenue is recorded as other operating departments revenue. On February 29, 1996, the Company assumed the operations of the hotel upon termination of the lease.

    USE OF ESTIMATES--Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3. FORMATION TRANSACTIONS AND INITIAL PUBLIC OFFERING

    The following transactions (the "Formation Transactions") occurred prior to or on August 20, 1996, the date of the Company's initial public offering (the "IPO"):

    - a limited partner of CapStar Management contributed its partnership interest in CapStar Management to the Company in exchange for shares of Common Stock;

    - the Company contributed such partnership interest to CapStar LP Corporation, a wholly-owned subsidiary of the Company ("CapStar Sub");

    - the remaining partners of CapStar Management (including its general partner but not including CapStar Sub) and the partners of EquiStar contributed their respective partnership interest in CapStar Management and EquiStar to the Company in exchange for shares of Common Stock;

    - the Company contributed all the assets of EquiStar to CapStar Management and CapStar Management assumed all of the liabilities of EquiStar; and

    - the Agreement of Limited Partnership of CapStar Management was amended and restated to reflect the fact that CapStar Management has succeeded the business of EquiStar and the Company became the general partner of CapStar Management.

    In connection with the Formation Transactions, the Company issued 6,004,321 shares of Common Stock to the partners of EquiStar and CapStar Management.

    On August 20, 1996, the Company completed its IPO of 9,250,000 shares of common stock at a price of $18 per share. The Company sold 6,750,000 of the initial shares which, after underwriting discounts, commissions and other IPO expenses, produced net proceeds to the Company of $110,112. The remaining 2,500,000 shares were sold by Acadia Partners, L.P. and certain related entities ("Acadia Partners"), which received 100% of the net proceeds from the sale of their shares. The Company used the proceeds of the IPO to repay a portion of the Company's outstanding indebtedness.

4. NOTES RECEIVABLE FROM MANAGEMENT

    Pursuant to the terms of an agreement dated January 4, 1995, certain members of management borrowed $987 from CapStar Management to fund capital contributions to EquiStar. The notes were secured by the borrowers' interests in EquiStar and were personally guaranteed by the individual note holders. These notes earned interest at the prime rate throughout 1995 and at prime plus 1.5% during 1996 until their repayment on September 13, 1996.

5. HEDGE AGREEMENT

    In August 1995, the Company entered into an agreement with Salomon Brothers Holding Company Inc. ("Salomon") to hedge against the impact that interest rate fluctuations may have on the Company's various floating rate debt instruments. Gains and losses resulting from this agreement were not recorded in the financial statements until realized.

    The hedge agreement was a two-year forward swap that was effective June 30, 1997 and was to mature on June 30, 2007. The agreement required the Company to pay a fixed rate of 7.1% and receive a floating interest rate based on the three-month London Interbank Offered Rate ("LIBOR"), on a notional amount of $25,000. The agreement required the Company to make an initial collateral deposit of $1,000 and provided for required additions or reductions to the collateral escrow account by the Company and Salomon in $500 increments based on changes in the market value of this agreement.

    At December 31, 1995, the Company had made required deposits totaling $1,000 to the collateral escrow account which were recorded as restricted deposits. The unrealized loss on this agreement at December 31, 1995 was $1,546.

    On May 6, 1996, the Company sold its interest in the swap agreement and received a cash payment of $536. This gain on sale has been deferred for financial statement purposes.

6. LONG-TERM DEBT

    BANKERS TRUST DEBT--On September 30, 1996, the Company entered into a $225,000 Senior Secured Revolving Credit Facility (the "Credit Facility") with a group of lenders led by Bankers Trust Company ("Bankers Trust"). The Credit Facility provides for acquisition loans, working and renovation capital, and letters of credit. The initial proceeds from the Credit Facility were used to refinance virtually all existing indebtedness and to fund hotel renovations. The Credit Facility has an initial term of three years, which can be extended at the Company's option using two additional one-year periods upon the satisfaction of certain conditions. The Credit Facility is collateralized by substantially all of the Company's assets. At December 31, 1996, no letters of credit were outstanding.

    Interest on the Credit Facility is payable monthly at the Company's election of the Base Rate (lenders' prime rate) plus 1.0% or Eurodollar Option (LIBOR for periods of one, two, three or six months) plus 2.0%. The interest rate for the Credit Facility was 7.6% at December 31, 1996.

    A commitment fee, which is calculated using an annual rate of 0.25% times the average unutilized balance on the Credit Facility, is due quarterly. Letter of credit fees of 2.0% per annum times the average outstanding balances on letters of credit, if any, are also payable quarterly. The Company incurred $108 in commitment fees, which are recorded as interest expense, and no letter of credit fees during 1996.

    On December 13, 1996, the Company also entered into a $50,000 unsecured senior subordinated credit facility (the "Subordinated Debt") with Bankers Trust as agent and arranger. The net proceeds from the Subordinated Debt borrowing were used to acquire certain of the hotels and for general corporate purposes. In connection with the closing of the Subordinated Debt, the Credit Facility was amended to, among other things, permit the Company to incur up to $100,000 of subordinated indebtedness.

    The Subordinated Debt is due on December 31, 1999, and may be extended at the Company's option for two additional one-year periods upon the satisfaction of certain conditions. Interest on the Subordinated Debt is payable monthly and is calculated at the Company's election of the one, two, three, or six month LIBOR plus 4.0%. At December 31, 1996, the interest rate for the Subordinated Debt was 9.6%.

    Both the Credit Facility and Subordinated Debt agreements contain certain covenants, including maintenance of certain financial ratios, restrictions on payments of dividends, certain reporting requirements and other customary restrictions. The Company's ability to borrow under the Credit Facility is also subject to a borrowing base test calculated with reference to the cash flow from hotel properties, the relative contribution to the borrowing base of the values attributable to the different hotel properties, the appraised value of such hotel properties and certain other factors. As of December 31, 1996, approximately $177,000 was available for borrowing under the Credit Facilities, of which $149,000 has been borrowed. Under the Credit Facility the Company is permitted to incur an additional $50,000 of subordinated indebtedness as of December 31, 1996.

    LEHMAN DEBT--On December 21, 1995, the Company entered into a $202,500 Master Mortgage Loan Facility Agreement (the "Master Agreement") with Lehman Brothers Holding, Inc. ("Lehman") to facilitate the repayment of the existing $22,690 in debt (see "Salomon Debt" below) and to fund hotel acquisitions. Under the Master Agreement, 50% of total acquisition capital, not to exceed $125,000, could be funded through a senior loan facility. An additional 27.5% of acquisition capital, not to exceed $75,000, could be borrowed through a mezzanine loan facility. Certain fees incurred by the Company related to these borrowings could also be financed through the Master Agreement, up to a maximum of $2,500. Separate loans were obtained under the Master Agreement for each hotel acquired. The loans were cross-collateralized and cross-defaulted and were secured by first and second liens on the Company's real and personal property.

    Loans obtained under the senior loan facility bore interest at variable rates that were based on the one-month LIBOR. For the nine months ended September 30, 1996 (the date of refinancing) and the year ended December 31, 1995, interest rates on the loans under the senior facility were between 9.6% and 10%, respectively. Loans obtained under the mezzanine loan facility bore interest at a fixed rate of 16.0%, with monthly interest payments of 10% with the remaining 6% accruing to principal.

    Under the Master Agreement, the Company was required to pay financing fees upon the repayment of each loan. These deferred financing fees payable, which were included in long-term debt, totaled $596 at December 31, 1995.

    At December 31, 1995, total borrowings under the Master Agreement were $59,976, of which $55,841 were made from the senior loan facility and $4,135 were made from the mezzanine loan facility. On August 21, 1996, the majority of the outstanding Lehman debt was repaid with a portion of the Company's IPO proceeds. All remaining Lehman indebtedness was repaid with proceeds from the Credit Facility on September 30, 1996.

    SALOMON DEBT--During 1995, the Company entered into a loan facility with Salomon to fund hotel acquisitions. Interest-only payments were required under this loan facility at a floating rate based on LIBOR. On December 21, 1995, the $22,690 outstanding balance was repaid with proceeds from the Lehman debt facility.

    WELLS FARGO DEBT--On March 2, 1995, the Company borrowed $9,960 from Wells Fargo Bank, National Association ("Wells Fargo") to finance the purchase of the Salt Lake Airport Hilton. Interest, which was payable monthly, was based on the one-month LIBOR plus 4.25%, as adjusted for certain provisions in the loan agreement. At December 31, 1995, the outstanding balance on this amortizing note was $9,890. The note was repaid in 1996.

    The Company also entered into an unsecured $5,000 revolving credit facility with Wells Fargo that was used for general corporate purposes. Interest accrued at either LIBOR plus 2.25% or the Prime Rate plus 1%, depending on the nature of the advance. At December 31, 1995, there was $4,181 outstanding under this line. The outstanding balance was repaid in 1996.

    NOTES PAYABLE--In September 1996, the Company entered into a note agreement to finance a three-year insurance policy. Principal and interest payments are due monthly. The outstanding balance on the note, which bears interest at 6.0%, was $665 at December 31, 1996.

    During 1995, in order to fund certain loans to management (see Note 4), the Company borrowed $950 from Acadia Partners. In January 1996, the Company borrowed an additional $150 under this note agreement. The note, which bore fixed interest at the Prime Rate plus 1.5%, was repaid on September 13, 1996.

    To help finance the March 1996 purchase of The Latham Hotel, the Company entered into an unsecured $1,000 note agreement with LCP Hotel Ventures, L.P. ("LCP"), the seller of the hotel and an affiliated entity of the Company (see
Note 10). The note, which bore interest at a rate of 10%, was repaid on August 23, 1996.

    CAPITAL LEASES--The Company has entered into several capital leases for hotel and office equipment that expire between 1997 and 2001. The total capital lease obligations at December 31, 1996 and 1995, were $696 and $648, respectively, and are included in long-term debt.

    At December 31, 1996, long-term debt outstanding under the above facilities and agreements consisted of the following:

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                        1996         1995
                                                                     ----------  -------------
Senior Secured Revolving Credit Facility...........................  $  149,000  $          --
Senior Subordinated Credit Facility................................      50,000             --
Mortgage Debt......................................................          --         74,048
Notes Payable......................................................         665            950
Capital Leases.....................................................         696            648
Other..............................................................           0            596
                                                                     ----------  -------------
                                                                        200,361         76,242
Less Current Portion...............................................        (498)        (2,668)
                                                                     ----------  -------------
                                                                     $  199,863  $      73,574
                                                                     ----------  -------------
                                                                     ----------  -------------

    Aggregate maturities of the above obligations are as follows:

1997..........................................................  $       498
1998..........................................................          483
1999..........................................................      199,285
2000..........................................................           84
2001..........................................................           11
Thereafter....................................................           --
                                                                -----------
                                                                $   200,361
                                                                -----------
                                                                -----------

    Management has determined that the outstanding balance of the Company's long- term debt approximates its fair value by discounting the future cash flows under the debt arrangements using rates currently available for debt with similar terms and maturities.

7. INCOME TAXES

    Income taxes of the Company are based on pretax income since the Formation Transactions and the associated change in the Company's tax status to a C Corporation on August 20, 1996. Pretax income of the Company from August 20 through December 31, 1996 is $3,424. The Company's effective income tax rate is 40%.

    Income taxes were allocated as follows for the year ended December 31, 1996:

Income before income taxes and extraordinary loss...................  $   2,674
Extraordinary loss..................................................     (1,304)
                                                                      ---------
                                                                      $   1,370
                                                                      ---------
                                                                      ---------

    Income tax expense attributable to income before income taxes and extraordinary loss consists of the following for the year ended December 31, 1996:

                                                                     CURRENT      DEFERRED       TOTAL
                                                                   -----------  -------------  ---------
U.S. federal.....................................................   $   2,118           (51)       2,067
State and local..................................................         622           (15)         607
                                                                                         --
                                                                   -----------                 ---------
                                                                    $   2,740           (66)       2,674
                                                                                         --
                                                                                         --
                                                                   -----------                 ---------
                                                                   -----------                 ---------

    The "expected" tax expense, based on the U.S. federal statutory rate of 34%, differs from the actual tax expense, calculated at the effective rate of 40%, due to state and local taxes, net of federal tax benefit.

    Upon formation of the Company, the Company assumed certain deferred tax assets and liabilities from its predecessor entities. The tax effects of temporary differences that give rise to deferred tax assets and liabilites of August 20, 1996, and December 31, 1996, are presented below:

                                                                     DECEMBER 31,  AUGUST 20,
                                                                         1996         1996
                                                                     ------------  -----------
Deferred tax assets:
Allowance for doubtful accounts, recorded for financial statement
  purposes only....................................................   $       75    $      41
Accrued vacation, recorded for financial statement purposes only...          252          199
Other..............................................................            7           27
                                                                     ------------  -----------
Total gross deferred tax assets....................................          334          267
Deferred tax liability--Difference in accumulated depreciation and
  amortization for tax purposes and financial statement purposes...       (1,515)      (1,514)
                                                                     ------------  -----------
Net deferred tax liability.........................................   $   (1,181)   $  (1,247)
                                                                     ------------  -----------

    There is no valuation allowance for deferred tax assets as of August 20, 1996 or as of December 31, 1996, as management believes that it is more likely than not that these deferred tax assets will be fully realized.

8. EXTRAORDINARY LOSS

    On September 30, 1996, the Company recognized an extraordinary loss from the write-off of deferred financing fees in connection with the refinancing of the Lehman debt. The recorded loss of $1,956 net of a tax benefit of $1,304 reflects the write-off of the unamortized balance of deferred financing fees at the time of the refinancing.

    On December 21, 1995, an extraordinary loss was recorded to write-off the unamortized deferred financing fees related to the Salomon debt. There is no tax effect on the recorded loss of $888 because the Company's predecessor entities were not subject to income tax.

9. EARNINGS PER SHARE

    The earnings per share have been calculated using actual income before extraordinary loss, extraordinary loss, and net income amounts for the period from the IPO on August 20, 1996 through December 31, 1996. Earnings per share is not presented for periods prior to the IPO because the Company's predecessor entities were partnerships and were not subject to the provisions of Accounting Principles Board Opinion No. 15. The weighted average number of common shares and common share equivalents used in the calculations is 12,754,321.

10. RELATED-PARTY TRANSACTIONS

    The Company manages hotels that are owned in part by affiliates or officers of the Company. Revenue associated with the management of these hotels was $824 and $1,104 during 1996 and 1995, respectively. At December 31, 1996 and 1995, the amount due from these properties was $304 and $237, respectively. Management believes these contracts are at prevailing market rates.

    Upon formation of CapStar Management, certain receivables of CapStar Equity Associates, G.P. ("CEA"), a limited partner, were assigned to CapStar Management. Amounts collected under this agreement, which are recorded as a current liability, amounted to $305,077 at December 31, 1995. During 1996, all amounts collected under these receivables were repaid to CEA.

    On March 8, 1996, the Company acquired The Latham Hotel for a purchase price of $12,000 from LCP (see Note 6). At the time of the acquisition, the general partner of LCP, Latham Hotels, Inc., was wholly-owned by certain members of the Company's management. Directly or indirectly, these members of management owned a 9.7% beneficial interest in LCP and received $806 of the net proceeds of the purchase price paid to LCP. Management believes that the purchase price was determined through arm's-length negotiations between the Company and representatives of the holders of the majority of the beneficial interests in LCP.

    On November 15, 1995, the Company acquired its 1% general partner interest in the Atlanta Partnership from LHP, a corporation in which an individual who, at the time, was a principal of the Company's predecessor entities, owned an equity interest. LHP was paid a fee of $893 in connection with the Company's acquisition of the general and limited partner interests and is entitled to an additional $161 upon the ultimate disposition of the Atlanta Partnership. Another affiliate of the former principal, LCP Group, L.P., is entitled to an annual fee of $30 to provide certain administrative services related to the outside limited partners. Management believes that these fees were negotiated at arm's-length between the former principal and the other principals of EquiStar.

11. STOCK OPTION PLANS

    On August 20, 1996, the Company adopted an equity incentive plan (the "Equity Incentive Plan"). Pursuant to the terms of its Equity Incentive Plan, the Company is authorized to issue and award 1,740,000 shares of common stock as options to purchase shares, stock appreciation rights, or restricted shares. Awards may be granted to directors, officers or other key employees of the Company or an affiliate.

    On August 20, 1996, in connection with the IPO, the Company granted certain executive officers and other members of management 745,254 options to purchase shares of the Company's common stock at the initial public offering price of $18 per share. Of such options, 54,254 were exercisable immediately upon their grant, although no options were exercised during 1996. The remaining options will become exercisable in three annual installments. All shares granted lapse ten years from the date of grant.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for the Equity Incentive Plan and therefore no compensation cost has been recognized for the Equity Incentive Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for the grants in 1996: risk free interest rate of 5.96%; no expected dividend yields; expected lives of 3.11 years; expected volatility of 25%. The Company's 1996 pro forma net income and earnings per share as if the fair value method had been applied, were $2,111 and $0.14, respectively. The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and earnings per share for future years.

12. COMMITMENTS AND CONTINGENCIES

    The Company has entered into three operating leases for office space which expire in October 1998. Lease payments will approximate $265 annually through expiration.

    The Company is involved in various litigation through the normal course of business which management believes will not have a material adverse effect on the consolidated financial statements.

13. PRO FORMA INFORMATION (UNAUDITED)

    The following unaudited pro forma summary presents information as if all hotels owned at December 31, 1996 had been acquired on January 1, 1995 and does not reflect the repayment of outstanding debt with the proceeds from the IPO. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                       PRO FORMA INFORMATION (UNAUDITED)

                                                                           1996        1995
                                                                        ----------  ----------
Total revenue.........................................................  $  172,653  $  160,961
                                                                        ----------  ----------
                                                                        ----------  ----------
Net income (loss) before extraordinary loss...........................  $    1,958  $  (10,861)
                                                                        ----------  ----------
                                                                        ----------  ----------
Net income (loss).....................................................  $        2  $  (11,749)
                                                                        ----------  ----------
                                                                        ----------  ----------

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the Company's quarterly results of operations:

                                                                     1996                                  1995
                                               ------------------------------------------------  ------------------------
                                                 FIRST      SECOND        THIRD       FOURTH        FIRST       SECOND
                                                QUARTER     QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                               ---------  -----------  -----------  -----------  -----------  -----------
Total revenue................................  $  18,033      28,223       30,872       32,664        1,782        3,029
Total operating expenses.....................     15,887      23,742       24,018       26,811        1,605        2,705
Net operating income.........................      2,146       4,481        6,854        5,853          177          324
Income (loss) before extraordinary loss......       (642)         48        2,575        2,372           95           71
Net income (loss)............................       (642)         48          619        2,372           94           71
Earnings (loss) per share....................  $  --          --            (0.03)        0.19       --           --
                                               ---------  -----------  -----------  -----------       -----        -----
                                               ---------  -----------  -----------  -----------       -----        -----


                                                  THIRD       FOURTH
                                                 QUARTER      QUARTER
                                               -----------  -----------
Total revenue................................       9,400       12,152
Total operating expenses.....................       7,799       11,627
Net operating income.........................       1,601          525
Income (loss) before extraordinary loss......         805         (740)
Net income (loss)............................         805       (1,627)
Earnings (loss) per share....................      --           --
                                                    -----   -----------
                                                    -----   -----------

15. SUBSEQUENT EVENTS

    On January 28, 1997, the Company acquired long-term leasehold rights to the 226-room San Pedro Hilton at Cabrillo Marina in San Pedro, California, from U.S. Bancorp for a purchase price of $7,000. Additionally, the 295 room Westchase Hilton in Houston, Texas, was purchased from Redstone Group on January 31, 1997 for $28,500. In a separate transaction, the Company also purchased the 294 room Doubletree Hotel in Albuquerque, New Mexico, on January 31, 1997 from Merv Griffin Hotels for $19,000. All of these hotel acquisitions were funded through the Credit Facility and existing working capital.

    In February 1997, the Company entered into a contract to acquire the Highgate Portfolio, a group of six upscale, full-service hotels containing 1,358 rooms for a purchase price of $95,000.

    In February 1997, the Company also entered into contracts to purchase the 213-room Four Points Hotel Sheraton in Cherry Hill, New Jersey, for $6,900 and the 154-room Great Valley Sheraton in Frazer, Pennsylvania, for $14,355.

CAPSTAR HOTEL COMPANY
SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

                                                                                                                      GROSS
                                                                                                                    AMOUNT AT
                                                                                                                   WHICH CAR-
                                                                                           COSTS SUBSEQUENT TO       RIED AT
                                                                                                                    CLOSE OF
                                                             INITIAL COST TO COMPANY           ACQUISITION           PERIOD
                                                           ---------------------------  -------------------------  -----------
                                                                         BUILDING AND               BUILDING AND
DESCRIPTION                              ENCUMBRANCES(1)      LAND       IMPROVEMENTS     LAND      IMPROVEMENTS     LAND(2)
--------------------------------------  -----------------  -----------  --------------  ---------  --------------  -----------
Hotel Assets:
 Salt Lake Airport Hilton, UT.........         --                  770         12,828           1            797           771
 Radisson Hotel, Schaumburg, IL.......         --                1,080          5,131          26          1,090         1,106
 Sheraton Hotel, Colorado Springs,
  CO..................................         --                1,071         14,592           1          1,953         1,072
 Hilton Hotel, Bellevue, WA...........         --                5,211          6,766           4            478         5,215
 Marriott Hotel, Somerset, NJ.........         --                1,978         23,001           9          1,643         1,987
 Westin Atlanta Airport, Atlanta,
  GA..................................            23,609         2,650         15,926        (300)         6,461         2,350
 Sheraton Hotel, Charlotte, NC........         --                4,700         11,057      --              2,179         4,700
 Holiday Inn, Cleveland, OH...........         --                1,330          6,353           2          1,545         1,332
 Orange County Airport Hilton, Irvine,
  CA..................................         --                9,990          7,993          14            575        10,004
 The Latham Hotel, Washington, DC.....            12,000         6,500          5,320      --                480         6,500
 Hilton Hotel, Arlington, TX..........         --                1,836         14,689         354          1,218         2,190
 Hilton Hotel, Arlington, VA..........            16,210         4,000         15,069      --                147         4,000
 Southwest Hilton, Houston, TX........         --                2,300         15,665      --                (75)        2,300
 Embassy Suites, Englewood, CO........         --                2,500         20,700      --                 27         2,500
 Holiday Inn, Colorado Springs, CO....         --                1,600          4,232      --                  6         1,600
 Embassy Row Hilton, Washington DC....         --                2,200         13,247      --                 17         2,200
 Hilton Hotel, Sacramento, CA.........         --                4,000         16,013      --                 22         4,000
 Santa Barbara Inn, Santa Barbara, CA          --                2,600          5,141      --                  9         2,600
 Hilton Hotel & Towers, Lafayette,
  LA..................................         --                1,700         16,062      --                 19         1,700
                                        -----------------  -----------  --------------  ---------  --------------  -----------
                                                  51,819        58,016        229,785         111         18,591        58,127
                                        -----------------  -----------  --------------  ---------  --------------  -----------
                                        -----------------  -----------  --------------  ---------  --------------  -----------
 (1) Listed above are encumbrances incurred by the Company or its subsidiaries under loan facilities which require the collateralization of certain Hotel Assets. At December 31, 1996, the Company also had other borrowings that are secured by the general assets of the Company instead of specific Hotel Assets and that are not included in this schedule.
 (2) As of December 31, 1996, hotel property and equipment have a cost of
    $342,366 for federal income tax purposes.
                                                                                        Land
                                                                                        Hotel furniture and equipment.........
                                                                                        Construction in progress..............
                                                                                        Total hotel property and equipment....
                                                                                        Office furniture and equipment........
                                                                                        Total property and equipment..........


                                          BUILDING AND      ACCUMULATED       YEAR OF         DATE
DESCRIPTION                              IMPROVEMENTS(2)   DEPRECIATION    CONSTRUCTION     ACQUIRED       LIFE
--------------------------------------  -----------------  -------------  ---------------  -----------      ---
Hotel Assets:
 Salt Lake Airport Hilton, UT.........            13,625            591           1980       03/03/95           40
 Radisson Hotel, Schaumburg, IL.......             6,221            195           1974       06/30/95           40
 Sheraton Hotel, Colorado Springs,
  CO..................................            16,545            562           1979       06/30/95           40
 Hilton Hotel, Bellevue, WA...........             7,244            233           1979       08/04/95           40
 Marriott Hotel, Somerset, NJ.........            24,644            701           1978       10/03/95           40
 Westin Atlanta Airport, Atlanta,
  GA..................................            22,387            545           1982       11/15/95           40
 Sheraton Hotel, Charlotte, NC........            13,236            277           1985       02/02/96           40
 Holiday Inn, Cleveland, OH...........             7,898            154           1975       02/16/96           40
 Orange County Airport Hilton, Irvine,
  CA..................................             8,568            176           1976       02/22/96           40
 The Latham Hotel, Washington, DC.....             5,800            114           1978       03/08/96           40
 Hilton Hotel, Arlington, TX..........            15,907            231           1983       04/17/96           40
 Hilton Hotel, Arlington, VA..........            15,216            141           1990        8/23/96           40
 Southwest Hilton, Houston, TX........            15,590             68           1979       10/31/96           40
 Embassy Suites, Englewood, CO........            20,727             21           1986       12/12/96           40
 Holiday Inn, Colorado Springs, CO....             4,238        --                1974       12/17/96           40
 Embassy Row Hilton, Washington DC....            13,264        --                1969       12/17/96           40
 Hilton Hotel, Sacramento, CA.........            16,035        --                1983       12/17/96           40
 Santa Barbara Inn, Santa Barbara, CA              5,150        --                1959       12/17/96           40
 Hilton Hotel & Towers, Lafayette,
  LA..................................            16,081        --                1981       12/17/96           40
                                        -----------------  -------------
                                                 248,376          4,009
                                        -----------------  -------------
                                        -----------------  -------------

 (1) Listed above are encumbrances inc
     require the collateralization of
     borrowings that are secured by th
     are not included in this schedule
 (2) As of December 31, 1996, hotel pr
    $342,366 for federal income tax pu
                                                  58,127        --
                                                  31,972          4,423
                                                   3,891        --
                                        -----------------  -------------

                                                 342,366          8,432
                                                     726            209
                                        -----------------  -------------
                                         $       343,092    $     8,641
                                        -----------------  -------------
                                        -----------------  -------------

    A reconciliation of the Partnerships' investment in hotel property and equipment and related accumulated depreciation is as follows:

                                                                                                                      1996
                                                                                                                 --------------
Hotel property and equipment:
  Balance at beginning of period...............................................................................  $      110,455
  Additions during period:
    Acquisitions...............................................................................................         204,740
    Improvements and construction-in-progress..................................................................          27,171
                                                                                                                 --------------
  Balance at end of period.....................................................................................         342,366
                                                                                                                 --------------
Accumulated depreciation:
  Balance at beginning of period...............................................................................           1,743
  Additons--depreciation expense...............................................................................           6,689
                                                                                                                 --------------
                                                                                                                          8,432
                                                                                                                 --------------
Net hotel property and equipment at end of period..............................................................         333,934
                                                                                                                 --------------
                                                                                                                 --------------

                                                                                                                      1995

                                                                                                                 --------------

Hotel property and equipment:
  Balance at beginning of period...............................................................................        --

  Additions during period:
    Acquisitions...............................................................................................         104,239

    Improvements and construction-in-progress..................................................................           6,216

                                                                                                                 --------------

  Balance at end of period.....................................................................................         110,455

                                                                                                                 --------------

Accumulated depreciation:
  Balance at beginning of period...............................................................................        --

  Additons--depreciation expense...............................................................................           1,743

                                                                                                                 --------------

                                                                                                                          1,743

                                                                                                                 --------------

Net hotel property and equipment at end of period..............................................................         108,712

                                                                                                                 --------------

                                                                                                                 --------------


INDEPENDENT AUDITORS' REPORT

The Partners
CapStar Management Company, L.P.:

    We have audited the accompanying balance sheet of CapStar Management Company, L.P. ("CapStar Management") as of December 31, 1994, and the related statements of operations and changes in management operations' equity and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the management of CapStar Management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapStar Management Company, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Washington, D.C.
May 7, 1996

CAPSTAR MANAGEMENT
BALANCE SHEET
DECEMBER 31, 1994

ASSETS
Current assets:
  Cash..........................................................................  $ 157,151
  Accounts receivable...........................................................    946,717
  Prepaid expenses..............................................................     22,157
                                                                                  ---------
Total current assets............................................................  1,126,025
Furniture and equipment, net of accumulated depreciation of $69,804.............    105,772
                                                                                  ---------
                                                                                  $1,231,797
                                                                                  ---------
                                                                                  ---------
LIABILITIES AND MANAGEMENT OPERATIONS' EQUITY
Accounts payable and accrued expenses...........................................  $ 823,637
Due to affiliates...............................................................    203,140
Management operations' equity...................................................    205,020
                                                                                  ---------
                                                                                  $1,231,797
                                                                                  ---------
                                                                                  ---------

See accompanying notes to financial statements.

CAPSTAR MANAGEMENT
STATEMENTS OF OPERATIONS AND CHANGES IN MANAGEMENT OPERATIONS' EQUITY YEARS ENDED DECEMBER 31, 1994 AND 1993

                                                                                             1994         1993
                                                                                         ------------  ----------
Revenue:
  Management fees......................................................................  $  3,823,166   3,918,576
  Accounting fees and other income.....................................................       594,756     315,566
                                                                                         ------------  ----------
Total revenue..........................................................................     4,417,922   4,234,142
                                                                                         ------------  ----------
Expenses:
  Salaries, wages and benefits.........................................................     2,311,569   1,988,282
  Other overhead, general and administrative...........................................     2,196,251   2,076,385
  Depreciation.........................................................................        22,639      14,349
                                                                                         ------------  ----------
Total expenses.........................................................................     4,530,459   4,079,016
                                                                                         ------------  ----------
Net income (loss)......................................................................      (112,537)    155,126
Management operations' equity (deficit), beginning of year.............................       317,557     (81,820)
Capital contributions..................................................................       --          244,251
                                                                                         ------------  ----------
Management operations' equity, end of year.............................................  $    205,020     317,557
                                                                                         ------------  ----------
                                                                                         ------------  ----------

See accompanying notes to financial statements.

CAPSTAR MANAGEMENT
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994 AND 1993

                                                                                              1994         1993
                                                                                           -----------  ----------
Net income (loss)........................................................................  $  (112,537)    155,126
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depreciation.........................................................................       22,639      14,349
    Changes in working capital:
      Accounts receivable................................................................      249,284    (738,337)
      Prepaid expenses...................................................................       20,339      (4,463)
      Accounts payable...................................................................     (114,628)    361,377
      Accrued expenses...................................................................        1,213     110,624
                                                                                           -----------  ----------
Cash provided (used) by operating activities.............................................       66,310    (101,324)
                                                                                           -----------  ----------
Cash flows from investing activities--purchases of furniture and equipment...............      (41,257)    (24,475)
                                                                                           -----------  ----------
Cash flows from financing activities--capital contributions..............................      --          244,251
                                                                                           -----------  ----------
Net increase in cash.....................................................................       25,053     118,452
Cash at beginning of year................................................................      132,098      13,646
                                                                                           -----------  ----------
Cash at end of year......................................................................  $   157,151     132,098
                                                                                           -----------  ----------
                                                                                           -----------  ----------

See accompanying notes to financial statements.

CAPSTAR MANAGEMENT
Notes to Financial Statements
December 31, 1994

(1) ORGANIZATION

    For the period from January 1, 1993 through December 31, 1994, CapStar Hotels, Inc. and subsidiaries ("CHI") provided hotel management services to hotels throughout the continental United States on behalf of third-party and affiliate owners. At December 31, 1994, CHI had contracts to manage 41 hotels.

    On January 4, 1995, CHI assigned the hotel management contracts and certain assets and liabilities related to its hotel management operations to CapStar Equity Associates, G.P. ("CEA"). On January 12, 1995, CEA, in turn, assigned the same to CapStar Management Company, L.P.

    For purposes of these financial statements, the hotel management operations accounts are presented as if they were a separate and distinct legal entity (CapStar Management).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    These financial statements have been prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles.

    REVENUES AND ACCOUNTS RECEIVABLE

    CapStar Management receives fees for the performance of management, accounting and other services in accordance with the agreements entered into with individual hotels. All revenues are recognized as the related services are performed.

    Generally, management fees are equal to 2% to 4% of the gross monthly revenue of each hotel. Additional incentive management fees are earned when a hotel's operating performance exceeds levels specified in the management contract.

    The collectibility of accounts receivable is evaluated periodically during the year. CapStar Management uses the direct write-off method to record bad debt expense for amounts deemed uncollectible.

    FURNITURE AND EQUIPMENT

    Furniture and equipment purchases are stated at cost. These assets are depreciated using the straight-line method over an estimated useful life of seven years.

    USE OF ESTIMATES

    Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

    INCOME TAXES

    No provision has been made for income taxes in the financial statements, as any taxable income or loss of CapStar Management is included in the income tax returns of CHI for the years ended December 31, 1994 and 1993.

CAPSTAR MANAGEMENT
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

(3) RELATED-PARTY TRANSACTIONS

    Certain of the hotels managed are owned by affiliates of CHI. Revenue earned by CapStar Management from these hotels was approximately $2,830,177 in 1994 and $2,812,653 in 1993. Accounts receivable associated with hotels owned by affiliates was $481,561 at December 31, 1994.

    Due to affiliates primarily represents amounts collected by CapStar Management on behalf of the hotels it manages which have not yet been disbursed to the hotels.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in the Company's definitive proxy for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement").

                        ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in the 1997 Proxy Statement.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in the 1997 Proxy Statement.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    A. Index to Financial Statements and Financial Statement Schedules

1. FINANCIAL STATEMENTS

    The Financial Statements included in the Annual Report on Form 10-K are listed in Item 8.

2. FINANCIAL STATEMENT SCHEDULES

    The Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8.

3. EXHIBITS

    All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

EXHIBIT NO.             DESCRIPTION OF DOCUMENTS
-----------             ------------------------------------------------------------------------------------------------
      1***          --  Form of U.S. Underwriting Agreement
    3.1.1*          --  Amended and Restated Certificate of Incorporation of the Company
 3.1.2*             --  Amendment to Amended and Restated Certificate of Incorporation
 3.1.3*             --  Second Amendment to Amended and Restated Certificate of Incorporation
 3.2*               --  By-laws of the Company
 4.1*               --  Specimen Common Stock certificate
 4.2.1**            --  Senior Secured Revolving Credit Agreement, dated as of September 24, 1996, among CapStar
                        Management, the Company, the lenders party thereto and Bankers Trust
 4.2.2***           --  Amendment to Senior Secured Revolving Credit Agreement, dated as of December 13, 1996, among
                        CapStar Management, the Company, the lenders party thereto and Bankers Trust
 4.3***             --  Senior Subordinated Credit Agreement, dated December 13, 1996, among CapStar Management, the
                        Company, the lenders party thereto and Bankers Trust
 10.1*              --  Form of Registration Rights Agreement
 10.2**             --  Acquisition Agreement, dated as of February 13, 1997, among the Company, CapStar Management,
                        Highgate Hotels and the several other parties thereto
 10.3*              --  Form of Employment Agreement between the Company and Paul W. Whetsell
 10.4*              --  Form of Employment Agreement between the Company and David E. McCaslin
 10.5*              --  Form of Employment Agreement between the Company and William M. Karnes
 10.6*              --  Form of Employment Agreement between the Company and John E. Plunket
 10.7*              --  Form of Amended and Restated Agreement of Limited Partnership of CapStar Management
 10.8***            --  First Amendment to Amended and Restated Agreement of Limited Partnership of CapStar Management
 10.9*              --  Form of Equity Incentive Plan of the Company
 10.10*             --  Form of Employee Stock Purchase Plan of the Company
 21***              --  List of Subsidiaries of the Company
 24                 --  Power of Attorney (see signature pages)
 27***              --  Financial Data Schedule

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-6583), filed with the Securities and Exchange Commission on June 21, 1996, as amended

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996

*** Incorporated by reference to the Company's Registration Statement on Form
    S-1, filed with the Securities and Exchange Commission on February 20, 1996

    B. Reports on Form 8-K:

    A current report on Form 8-K was filed with the Securities and Exchange Commission on December 31, 1996, reporting events required to be reported pursuant to Items 2 and 7 of the current report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CapStar Hotel Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CAPSTAR HOTEL COMPANY

                                By:  /s/ PAUL W. WHETSELL
                                     -----------------------------------------
                                     Paul W. Whetsell
                                     President, Chief Executive Officer
                                     and Chairman of the Board

Dated: February 20, 1997

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and -appoints Paul W. Whetsell and William M. Karnes, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President, Chief Executive
     /s/ PAUL W. WHETSELL         Officer and Chairman of
------------------------------    the Board (Principal        February 20, 1997
       Paul W. Whetsell           Executive Officer)

    /s/ DAVID E. MCCASLIN       Chief Operating Officer and
------------------------------    Director                    February 20, 1997
      David E. McCaslin

                                Senior Executive Vice
    /s/ WILLIAM M. KARNES         President, Finance and
------------------------------    Chief Financial Officer     February 20, 1997
      William M. Karnes           (Principal Financial and
                                  Accounting Officer)

   /s/ DANIEL L. DOCTOROFF      Director
------------------------------                                February 20, 1997
     Daniel L. Doctoroff

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
  /s/ BRADFORD E. BERNSTEIN     Director
------------------------------                                February 20, 1997
    Bradford E. Bernstein

     /s/ JOSEPH MCCARTHY        Director
------------------------------                                February 20, 1997
       Joseph McCarthy

     /s/ WILLIAM S. JANES       Director
------------------------------                                February 20, 1997
       William S. Janes

     /s/ EDWARD L. COHEN        Director
------------------------------                                February 20, 1997
       Edward L. Cohen

   /s/ EDWIN T. BURTON, III     Director
------------------------------                                February 20, 1997
     Edwin T. Burton, III

      /s/ EDWARD P. DOWD        Director
------------------------------                                February 20, 1997
        Edward P. Dowd