Form 10-Q
period 1997-03-31
CAPSTAR HOTEL CO
filed 1997-05-15
CIK 1014764

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1997 or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from            to
                                      ---------    ---------

      Commission file number 1-12017


                               CAPSTAR HOTEL COMPANY
              (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                              52-1979383
            (State of Incorporation)                  (I.R.S. Employer
                                                       Identification No.)

                           1010 WISCONSIN AVENUE, N.W.
                                    SUITE 650
                             WASHINGTON, D.C. 20007
               (Address of Principal Executive Offices)(Zip Code)

                                 (202) 965-4455
              (Registrant's Telephone Number, Including Area Code)

                                      NONE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----       -----


      The number of shares of common stock, par value $0.01 per share ("Common Stock"), outstanding at May 14, 1997 was 18,504,321.

                              CAPSTAR HOTEL COMPANY

                                      INDEX



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                     2

            Condensed Consolidated Statements of Operations -
              Three Months Ended March 31, 1997 and 1996               3

            Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996               4

            Notes to Condensed Consolidated Financial Statements       5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        8

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES                                     10

ITEM 5.     OTHER INFORMATION                                         10

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                          10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                March 31, 1997 December 31, 1996
                                                -------------- -----------------
                                   (unaudited)
Assets
     Cash and cash equivalents                     $  16,580        $  21,784
     Accounts receivable, net                         12,836            8,109
     Deposits, prepaid expenses, and other            33,157            5,942
                                                    --------          -------
     Total current assets                             62,573           35,835

  Property and equipment
     Land                                             67,431           58,127
     Building and improvements                       318,068          248,376
     Furniture, fixtures, and equipment               39,488           32,698
     Construction in progress                          3,588            3,891
                                                    --------         --------
                                                     428,575          343,092
     Accumulated depreciation                        (11,675)          (8,641)
                                                    --------         --------
     Total property and equipment, net               416,900          334,451

  Deferred costs, net of accumulated amortization
     of $1,267 and $802 at March 31, 1997 and
     December 31, 1996                                 8,492            8,225

  Investments in partnerships                          2,641              650
  Restricted cash                                        362                0
                                                    --------         --------

                                                   $ 490,968        $ 379,161
                                                    ========         ========

Liabilities, Minority Interest, and
     Stockholders' Equity
     Accounts payable                              $   9,610        $   4,125
     Accrued expenses and other liabilities           14,831           10,737
     Income taxes payable                              1,264            1,436
     Long term debt, current portion                   1,075              498
                                                    --------         --------
     Total current liabilities                        26,780           16,796

     Deferred tax liability                            1,181            1,181
     Long term debt                                  165,689          199,863
                                                    --------         --------
     Total liabilities                               193,650          217,840

     Minority interest                                   612              606

     Common Stock (49,000,000 shares authorized,
       at $0.01 par value, 18,504,321 and
       12,754,321 issued and outstanding at
       March 31, 1997 and December 31, 1996 )            185              128
     Paid in capital                                 292,527          158,533
     Retained earnings                                 3,994            2,054
                                                    --------         --------

                                                   $ 490,968        $ 379,161
                                                    ========         ========

See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                                1997             1996
                                                                ----             ----
                                 (unaudited)
Revenue
  Rooms ...............................................   $     31,260    $     10,714
  Food and beverage ...................................         13,828           4,755
  Management fees and other revenue ...................          3,020           2,565
                                                          ------------    ------------

Total revenue .........................................         48,108          18,034
                                                          ------------    ------------

Hotel operating expenses by department
  Rooms ...............................................          7,764           2,907
  Food and beverage ...................................         11,231           3,782
  Other operating expenses ............................          1,167             433
Undistributed operating expenses
  Administrative and general ..........................          8,846           4,769
  Property operating costs ............................          5,874           1,533
  Property taxes, insurance and other .................          2,193             792
  Depreciation and amortization .......................          3,499           1,671
                                                          ------------    ------------

Total operating expenses ..............................         40,574          15,887

Interest expense, net .................................          4,252           2,783
                                                          ------------    ------------

Income (loss) before minority interest and income taxes          3,282            (636)


Minority interest .....................................            (48)             (6)
                                                          ------------    ------------

Income (loss) before income taxes .....................          3,234            (642)

Income taxes ..........................................          1,294            --
                                                          ------------    ------------

Net income (loss) .....................................   $      1,940    $       (642)
                                                          ============    ============

Earnings per share ....................................   $       0.14            --
                                                          ============    ============

Weighted average number of shares outstanding .........     13,732,304            --
                                                          ============    ============





See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                1997           1996
                                                                ----           ----
                                   (unaudited)

Cash flows from operating activities:
  Net income (loss) ......................................   $   1,940    $    (642)
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
     Depreciation and amortization .......................       3,499        1,672
     Minority interest ...................................          48            6
     Changes in operating assets and liabilities:
          Accounts receivable, net .......................      (4,727)      (2,497)
          Deposits, prepaid expenses, and other ..........     (27,215)      (1,147)
          Accounts payable ...............................       5,485        1,842
          Accrued expenses and other liabilities .........       4,094        3,153
          Income taxes payable ...........................        (172)           0
                                                             ---------    ---------
Net cash (used in) provided by
  operating activities (17,048) ..........................       2,387
                                                             ---------    ---------

Cash flows from investing activities:
     Purchases of property and equipment .................     (69,855)     (56,895)
     Investments in partnerships .........................      (1,991)           0
     Purchases of minority interest ......................         (42)         (33)
     Additions to restricted cash for capital improvements        (362)     (11,289)
                                                             ---------    ---------
      improvements
Net cash used in investing activities ....................     (72,250)     (68,217)
                                                             ---------    ---------

Cash flows from financing activities:
     Deferred financing costs ............................        (732)      (1,650)
     Release of restricted deposits for
       hedge agreement ...................................           0        1,023
     Proceeds from long term debt ........................           0       67,870
     Payments of long term debt and capital leases .......        (225)         (48)
     Repayments of line of credit, net ...................     (49,000)           0
     Proceeds from issuance of Common Stock, net .........     134,051            0
     Distributions to limited partners ...................           0         (172)
     Distributions to minority investors .................           0         (104)
                                                             ---------    ---------
Net cash provided by financing activities ................      84,094       66,919
                                                             ---------    ---------
Net change in cash and cash equivalents ..................      (5,204)       1,089
Cash and cash equivalents, beginning of period ...........      21,784        6,832
                                                             ---------    ---------
Cash and cash equivalents, end of period .................   $  16,580    $   7,921
                                                             =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for interest .................................   $   3,986    $   2,009
                                                             =========    =========
  Capitalized interest costs .............................   $      99    $      76
                                                             =========    =========
Supplemental disclosure of non-cash
  investing activities:
  Additions to equipment through capital leases ..........   $       0    $     725
                                                             =========    =========
  Deferred financing fees not yet paid ...................   $       0    $     338
                                                             =========    =========
  Long term debt assumed in purchase of property
    and equipment ........................................   $  15,628    $       0
                                                             =========    =========


See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.   ORGANIZATION

The corporate structure of CapStar Hotel Company and its subsidiaries (collectively, the "Company") was formed pursuant to a Formation Agreement, dated June 20, 1996. The principal activity of the Company is to acquire, own, renovate, reposition and manage upscale, full-service hotels throughout North America. As of March 31, 1997, the Company owned twenty-four hotels.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All significant intercompany transactions and balances have been eliminated in the consolidation.

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K, filed with the SEC on February 20, 1997.

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Certain 1996 amounts have been reclassified to conform with 1997 presentation.

3.   COMMON STOCK OFFERING

On March 12, 1997, the Company completed an offering of 5,750,000 shares of common stock ("Common Stock") at a price of $24.75 per share (the "Offering"). After underwriting discounts, commissions and other Offering expenses, net proceeds to the Company were $134,051. The proceeds of the Offering were used to repay a portion of the Company's outstanding indebtedness and to fund the acquisition of certain hotels.

4.   EARNINGS PER SHARE

Earnings per share ("EPS") for the three months ended March 31, 1997 has been calculated using the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the period of 13,732,304.

Prior to the consummation of the Company's initial public offering on August 20, 1996, the Company conducted its operations through predecessor entities that were organized as limited partnerships. Therefore, earnings per share disclosures are not presented for the three months ended March 31, 1996 because these limited partnerships were not subject to the provisions of Accounting Principles Board Opinion No. 15 ("APB No. 15").

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") supersedes APB No. 15 and specifies computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128, which is effective for financial statements for periods ending after December 15, 1997, replaces Primary EPS and Fully

Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS excludes all of the dilutive effects of potential common shares while Diluted EPS reflects potential dilution. Had the Company implemented the requirements of SFAS No. 128, both Basic EPS and Diluted EPS would have been $0.14 for the three months ended March 31, 1997.

5.   LONG TERM DEBT

Long term debt consisted of the following:


                                      March 31, 1997   December 31, 1996
                                      --------------   -----------------

  Credit Facility                        $ 100,000          $ 149,000
  Subordinated Debt                         50,000             50,000
  Mortgage debt                             15,534                  0
  Notes payable                                598                665
  Capital leases                               632                696
                                          --------           --------

                                           166,764            200,361
   Less current portion                     (1,075)              (498)
                                          --------           --------

                                         $ 165,689          $ 199,863
                                          ========           ========


On September 30, 1996, the Company entered into a $225,000 Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility provides for acquisition loans, working and renovation capital and letters of credit. The Credit Facility has an initial term of three years, which can be extended at the Company's option using two additional one-year periods upon the satisfaction of certain conditions. The Credit Facility is collateralized by substantially all of the Company's assets. Interest on the Credit Facility is payable monthly at the Company's election of the lenders' prime rate plus 0.5% or LIBOR plus 2.0%. The interest rate for the Credit Facility was approximately 7.6% at March 31, 1997.

On December 13, 1996, the Company entered into a $50,000 unsecured senior subordinated credit facility (the "Subordinated Debt"). The Subordinated Debt is due on December 31, 1999 and may be extended at the Company's option for two additional one-year periods upon the satisfaction of certain conditions. Interest on the Subordinated Debt is payable monthly and is calculated at LIBOR plus 4.0%. At March 31, 1997, the interest rate for the Subordinated Debt was approximately 9.5%.

On January 31, 1997, the Company assumed a $15,628 mortgage in connection with the acquisition of the Westchase Hilton in Houston, Texas. This note matures in 2012 and requires monthly principal and interest payments using an effective interest rate of approximately 7.5%.

Aggregate maturities of the above obligations are as follows:

            1997          $     789
            1998              1,098
            1999            150,961
            2000                825
            2001                825
            Thereafter       12,266
                           --------
                          $ 166,764
                           ========

6.   SUBSEQUENT EVENTS

In April 1997, the Company acquired the Highgate Portfolio, a group of six upscale, full-service hotels containing 1,358 rooms for a purchase price of $100,000. The acquisition was funded with proceeds from the Offering, the issuance of operating units and existing cash.

In April 1997, the Company acquired the 171-room Holiday Inn in Tinton Falls, New Jersey, and the 163-room Holiday Inn Sports Complex in Kansas City, Missouri. The combined purchase price of $10,128 was funded through existing cash and the Credit Facility. Certain senior executives of the Company own minority interests in the partnerships from which these two hotels were purchased. The acquisitions of the properties were negotiated with the majority owners of these partnerships who are not affiliated with the Company and the terms were approved by independent directors of the Company. Management believes that the purchase prices were determined through arm's-length negotiations between the Company and these majority owners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

At December 31, 1995, the Company owned and operated five hotels and acquired or assumed operations of five additional hotels during the first quarter of 1996 on the following dates: February 2, February 16, February 22, February 29, and March 8, bringing the total of hotels owned at March 31, 1996 to 10. At December 31, 1996, the Company owned 19 hotels and acquired five additional hotels during the first quarter of 1997 on the following dates: January 27, January 31 (two hotels), March 17, and March 28, bringing the total of hotels owned at March 31, 1997 to 24. Therefore, the financial statements for the three months ended March 31, 1997 and 1996, reflect differing numbers of hotels owned throughout the periods.

FINANCIAL CONDITION

MARCH 31, 1997 COMPARED WITH DECEMBER 31, 1996

Total assets increased by $111.8 million to $491.0 million at March 31, 1997 from $379.2 million at December 31, 1996. This growth was due to the acquisition of five hotels during the first quarter of 1997 and deposits related to certain hotels acquired during April 1997.

Long term debt decreased by $33.6 million to $166.8 million at March 31, 1997 from $200.4 million at December 31, 1996. This decrease represents the net of long term debt repayments using the proceeds from the Common Stock offering and long term debt borrowing related to hotel purchases. Common Stock and paid in capital increased $134.1 million as a result of the net proceeds from the Common Stock offering.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,1996

Total revenues increased by $30.1 million or 167% from $18.0 million in the three month period ended March 31, 1996 to $48.1 million in the three month period ended March 31, 1997. This substantial increase was primarily attributable to the acquisition of 14 additional hotels since the end of the first quarter of 1996.

Operating expenses increased due to the larger number of hotels owned during the first quarter of 1997.

Net interest expense of $4.3 million for the three months ended March 31, 1997 increased from $2.8 million for the three months ended March 31, 1996, due to an increase in the average debt balance outstanding during the first quarter of 1997.

Net income of $1.9 million in the three months ended March 31, 1997 represented a $2.5 million increase from the net loss of $0.6 million in the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash on hand, cash generated from operations, and borrowings under credit facilities as well as proceeds from equity offerings. The Company's continuing operations are funded through cash generated from hotel operations. Hotel acquisitions and joint venture investments are financed through a combination of internally generated cash, external borrowings and the issuance of operating partnership units and/or Common Stock.

Through March 31, 1997, the Company has invested $34.1 million in capital improvements in connection with initial renovation programs and ongoing capital expenditure programs since the first hotel acquisition on March 3, 1995. For the three months ended March 31, 1997, the Company spent $8.5 million on initial renovation and ongoing capital expenditure programs. An additional $12.8 million is expected to be spent during the remaining nine months of 1997 on the initial and ongoing programs at the 24 hotels owned at March 31, 1997.

Capital for renovation work has been and will be provided by a combination of internally generated cash and borrowings under credit facilities. Once initial renovation programs are completed, the Company expects to spend approximately 4% of revenues on an annual basis for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. The Company believes that these investments will enhance the competitive position of its hotels.

Management believes that the Company will have access to sufficient capital resources to fund its operating and administrative expenses, to continue to service its debt obligations and to acquire additional hotels.

SEASONALITY

Demand at many of the hotels is affected by recurring seasonal patterns. Demand is typically lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, the Company's operations are seasonal in nature, with lower revenue, operating profit and cash flow in the first and fourth quarters and higher revenue, operating profit and cash flow in the second and third quarters.

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

     (c) On February 13, 1997, the Company entered into an Acquisition Agreement pursuant to which its subsidiary operating partnership, CapStar Management Company, L.P., became obligated to issue 809,523 common limited partnership units ("Common Units") and 392,157 preferred limited partnership units ("Preferred Units") to certain principals of Highgate Hotels, Inc.

ITEM 5.     OTHER INFORMATION

     (a) On April 30, 1997, the Company acquired the 171-room Holiday Inn in Tinton Falls, New Jersey, and the 163-room Holiday Inn Sports Complex in Kansas City, Missouri. The combined purchase price of $10,128,000 was funded through existing cash and the Credit Facility.

     (b)    Forward-Looking Statements

            Certain statements in this Form 10-Q and in the future filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include: the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage rapid expansion; changes in economic cycles; competition from other hospitality companies; and changes in the laws and governmental regulations applicable to the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.

            Exhibit No.

                27 -- Financial Data Schedule

     (b)    Reports on Form 8-K

            None.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CAPSTAR HOTEL COMPANY


Date:  May 14, 1997       /s/  PAUL W. WHETSELL
                          ---------------------
                          Paul W. Whetsell
                          President and Chief Executive Officer


Date:  May 14, 1997       /s/  W. MICHAEL KARNES
                          ----------------------
                          W. Michael Karnes
                          Chief Financial and Accounting Officer

                                 EXHIBIT INDEX



Exhibit No.              Description                                       Page
-----------              -----------                                       ----

    27              Financial Data Schedule