Form 10-Q
period 1997-06-30
CAPSTAR HOTEL CO
filed 1997-08-14
CIK 1014764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q
(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1997 or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from            to



                         COMMISSION FILE NUMBER 1-12017



                              CAPSTAR HOTEL COMPANY
             (Exact name of Registrant as specified in its Charter)



              DELAWARE                                 52-1979383
      (State of Incorporation)               (IRS Employer Identification No.)

                           ---------------------------

                           1010 WISCONSIN AVENUE, N.W.
                                    SUITE 650
                             WASHINGTON, D.C. 20007
               (Address of Principal Executive Offices)(Zip Code)

                                  202-965-4455
              (Registrant's Telephone Number, Including Area Code)

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

Yes  X      No
    ---        ---

         The number of shares of Common Stock, par value $0.01 per share, outstanding at August 14, 1997 was 18,907,576.

                              CAPSTAR HOTEL COMPANY


                                      INDEX

                                                                    Page
                                                                    ----

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996                         3

           Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended
            June 30, 1997 and 1996                                      4

           Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                     5

           Notes to Condensed Consolidated Financial Statements         7


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                12



PART II.   OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO
           A VOTE OF SECURITY HOLDERS                                  14

ITEM 5:    OTHER INFORMATION                                           14

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                            14

PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                          June 30, 1997        December 31, 1996
                                                          -------------        -----------------
                                                            (unaudited)

Assets
     Cash and cash equivalents                             $  11,489              $  21,784
     Accounts receivable, net                                 17,704                  8,109
     Deposits, prepaid expenses, and other                    30,384                  5,942
                                                           ---------              ---------
     Total current assets                                     59,577                 35,835

Property and equipment
     Land                                                     81,683                 58,127
     Building and improvements                               414,140                248,376
     Furniture, fixtures, and equipment                       51,150                 32,698
     Construction in progress                                  5,314                  3,891
                                                           ---------              ---------
                                                             552,287                343,092
     Accumulated depreciation                                (15,936)                (8,641)
                                                           ---------              ---------
     Total property and equipment, net                       536,351                334,451

Deferred costs, net of accumulated amortization
     of $1,727 at June 30, 1997 and $802 at
     December 31, 1996                                         8,703                  8,225

Investments in partnerships                                    2,987                    650
Restricted cash                                                  455                      0
                                                           ---------              ---------

                                                           $ 608,073              $ 379,161
                                                           =========              =========

Liabilities, Minority Interest, and Stockholders' Equity
   Accounts payable                                        $   8,149              $   4,125
   Accrued expenses and other liabilities                     21,264                 10,737
   Income taxes payable                                        4,739                  1,436
   Long term debt, current portion                             1,060                    498
                                                           ---------              ---------
   Total current liabilities                                  35,212                 16,796

   Deferred tax liability                                      1,181                  1,181
   Long term debt                                            233,935                199,863
                                                           ---------              ---------
   Total liabilities                                         270,328                217,840

   Minority interest                                          22,270                    606

Common stock (49,000,000 shares authorized, at $.01
   par value, 18,905,952 and 12,754,321 issued and
   outstanding at June 30, 1997 and December 31, 1996            189                    128
   Paid in capital                                           303,564                158,533
   Retained earnings                                          12,142                  2,054
   Cumulative foreign currency translation adjustment           (420)                     0
                                                           ---------              ---------

                                                           $ 608,073              $ 379,161
                                                           =========              =========

See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     ---------------------------       ------------------------

Revenue from hotel operations                             1997(1)         1996(1)         1997(1)          1996
  Rooms                                                $  47,993       $  17,407       $  79,254       $  28,120
  Food and beverage                                       20,848           8,234          34,676          12,989
  Other operating departments                              3,515           1,532           5,664           3,059
Hotel management and other fees                            1,355           1,050           2,225           2,088
                                                       ---------       ---------       ---------       ---------

Total revenue                                             73,711          28,223         121,819          46,256
                                                       ---------       ---------       ---------       ---------

Hotel operating expenses by department
  Rooms                                                   11,190           4,458          18,954           7,365
  Food and beverage                                       16,107           6,520          27,338          10,302
  Other operating expenses                                 1,840             657           3,008           1,089
Undistributed operating expenses
  Administrative and general                              10,994           4,689          19,839           9,457
  Property operating costs                                 8,086           3,848          13,960           5,381
  Property taxes, insurance and other                      2,871           1,324           5,064           2,116
  Depreciation and amortization                            4,721           2,247           8,220           3,919
                                                       ---------       ---------       ---------       ---------

Total operating expenses                                  55,809          23,743          96,383          39,629

Interest expense, net                                      4,188           4,507           8,440           7,290
                                                       ---------       ---------       ---------       ---------

Income (loss) before minority interest and income         13,714             (27)         16,996            (663)
taxes

Minority interest                                           (572)             75            (620)             69
                                                       ---------       ---------       ---------       ---------

Income (loss) before income taxes                         13,142              48          16,376            (594)

Income taxes                                               4,994              --           6,288              --
                                                         -------         -------         -------         -------

Net income (loss)                                        $ 8,148         $    48         $10,088         $  (594)
                                                         -------         -------         -------         -------

Earnings per share                                       $  0.43           $  --         $  0.62           $  --
                                                         =======         =======         =======         =======

(1)   Unaudited


See accompanying notes to condensed consolidated financial statements.


CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                         Six Months Ended June 30,
                                                        --------------------------
                                                          1997             1996
                                                        ---------       ---------
                                                       (unaudited)
Cash flows from operating activities:
Net income (loss)                                       $  10,088       $    (594)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                               8,220           3,919
Minority interest                                             620             (69)
Changes in operating assets and liabilities:
Accounts receivable, net                                   (9,595)         (4,199)
Deposits, prepaid expenses, and other                     (24,442)         (3,388)
Accounts payable                                            4,024           2,108
Accrued expenses and other liabilities                     10,527           6,114
Income taxes payable                                        3,303               0
                                                         --------        --------
Net cash provided by operating activities                   2,745           3,891
                                                         --------        --------

Cash flows from investing activities:
Purchases of property and equipment                      (161,718)        (84,116)
Investments in partnerships                                (2,337)              0
Purchases of minority interest                                (57)            (67)
Additions to restricted cash for capital                     (455)        (11,442)
improvements                                             --------        --------
Net cash used in investing activities                    (164,567)        (95,625)
                                                         --------        --------
Cash flows from financing activities:
Deferred costs                                             (1,403)         (3,092)
Release of restricted deposits for hedge agreement              0           2,023
Proceeds from long term debt                              110,550          91,308
Payments of long term debt and capital leases             (91,544)           (154)
Proceeds from issuances of common stock, net              134,092               0
Distributions to limited partners                               0            (172)
Distributions to minority investors                          (163)           (104)
                                                         --------        --------
Net cash provided by financing activities                 151,532          89,809
                                                         --------        --------
Effect of exchange rate changes on cash
  and cash equivalents                                         (5)              0
                                                         --------        --------
Net change in cash and cash equivalents                   (10,295)         (1,925)
Cash and cash equivalents, beginning of period             21,784           6,832
                                                         --------        --------
Cash and cash equivalents, end of period                $  11,489       $   4,907
                                                         ========        ========

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                      Six Months Ended June 30,
                                                     --------------------------
                                                         1997             1996
                                                      ---------       ---------
                                                     (unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized
  interest of $173 and $210, respectively               $ 7,862         $ 5,484
Supplemental disclosure of non-cash investing
  and financing activities:
  Additions to equipment through capital leases         $     0         $   305
  Deferred financing fees not yet paid                  $     0         $   411
  Long-term debt assumed in purchase of property
  and equipment                                         $15,628         $     0
  Operating partnership units issued in purchase
  of property and equipment                             $32,264         $     0


  See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)



  1. ORGANIZATION

  The corporate structure of CapStar Hotel Company and its subsidiaries (collectively, the "Company") was formed pursuant to a Formation Agreement dated June 20, 1996. The principal activity of the Company is to acquire, own, renovate, reposition and manage upscale, full-service hotels throughout North America. As of June 30, 1997, the Company owned 32 hotels.

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

  Deposits, prepaid expenses and other assets include hotel purchase deposits of $23,850 at June 30, 1997 and $1,800 at December 31, 1996.

  During the second quarter, the Company purchased three hotels in Canada. The records for those hotels are kept in Canadian dollars and gains or losses resulting from translating foreign currency financial statements are accumu-lated in a separate component of stockholders' equity. Gains or losses resulting from foreign exchange transactions are included in determining net income. The effect on net income was not significant.

  The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

  Certain 1996 amounts have been reclassified to conform with 1997 presentation.

  3. COMMON STOCK OFFERING

  On March 12, 1997, the Company completed an offering of 5,750,000 shares of common stock at a price of $24.75 per share ("the Offering"). After underwriting discounts, commissions and other Offering expenses, net proceeds to the Company were $134,051. The proceeds of the Offering were used to repay a portion of the Company's outstanding indebtedness and to fund the acquisition of certain hotels.

  4. EARNINGS PER SHARE

  Primary earnings per share ("EPS") of $0.43 and $0.62 for the three months and six months ended June 30, 1997, respectively, have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods of 19,496,509 and 16,356,343, respectively. In calculating EPS, net income has been adjusted for minority interest, net of tax at the Company's effective tax rate, of $230 for the three months ended June 30, 1997. Fully diluted EPS was $0.43 and $0.61 for the three months and six months ended June 30, 1997, respectively, with weighted average number of shares of common stock, common stock equivalents, and other dilutive securities of 19,931,519 and 16,640,902, respectively. In computing Fully Diluted EPS, net income has been adjusted for minority interest, net of tax at the Company's effective tax rate, of $331 and $101 for the three months and six months ended June 30, 1997, respectively.

  Prior to the consummation of the Company's initial public offering on August 20, 1996, the Company conducted its operations through predecessor entities that were organized as limited partnerships. Therefore, earnings per share disclosures are not presented for the three months and six months ended June 30, 1996 because these limited partnerships were not subject to the provisions of Accounting Principles Board Opinion No. 15 ("APB No. 15").

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") supersedes APB No. 15 and specifies computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128, which is effective for financial statements for periods ending after December 15, 1997, replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS excludes all of the dilutive effects of common share equivalents while Diluted EPS reflects potential dilution. Had the Company implemented the requirements of SFAS No. 128, Basic EPS would have been $0.44 and $0.63, and Diluted EPS would have been $0.43 and $0.61, for the three months and six months ended June 30, 1997, respectively.

  5. LONG-TERM DEBT

  Long-term debt consisted of the following:


                                            June 30, 1997     December 31, 1996
                                            -------------     -----------------


 Senior Secured Revolving Credit Facility       $ 168,500           $ 149,000

 Senior Subordinated Credit Facility               50,000              50,000

 Mortgage debt                                     15,404                   0

 Notes payable                                        535                 665

 Capital leases                                       556                 696
                                                ---------          ----------

                                                  234,995             200,361

 Less current portion                              (1,060)               (498)
                                                ---------           ---------
                                                $ 233,935           $ 199,863
                                                =========           =========

  On September 30, 1996, the Company entered into a three-year $225,000 Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility provides for acquisition loans, working and renovation capital and letters of credit. The Credit Facility is collateralized by substantially all of the Company's assets. Interest on the Credit Facility is payable monthly at the Company's election of the lenders' prime rate plus 0.5% or one, two, three or six month LIBOR (at the Company's selection) plus 2.0%. The interest rate for the Credit Facility was approximately 7.7 % at June 30, 1997.

  On December 13, 1996, The Company entered into a $50,000 unsecured senior subordinated credit facility (the "Subordinated Debt") maturing on December 31, 1999. Interest on the Subordinated Debt is payable monthly and is calcu-lated at one, two, three or six month LIBOR (at the Company's selection) plus 4.0%. At June 30, 1997, the interest rate for the Subordinated Debt was approximately 9.5%.

  On January 31, 1997, the Company assumed a $15,628 mortgage in connection with the acquisition of the Westchase Hilton & Towers in Houston, Texas. This note matures in 2012 and requires monthly principal and interest payments using an effective interest rate of approximately 7.5%.

  Aggregate maturities of the above obligations are as follows:



       1997           $    520

       1998              1,098

       1999            219,461

       2000                825

       2001                825

       Thereafter       12,266
                      --------
                      $234,995
                      ========


  6. MINORITY INTEREST

  On April 1, 1997, the Company issued 809,523 common operating partnership units and 392,157 preferred operating partnership units (collectively, the "OP Units") to partially finance the purchase of six hotels (the "Highgate Portfolio") from Highgate Hotels, Inc. and certain affiliated entities (collectively, "Highgate"). The OP Units are convertible into an equal number of shares of the Company's common stock. In May 1997, 400,000 shares of the common OP Units, valued at $11,000, were converted to common stock of the Company.

  7. STOCK PURCHASE PLAN

  In May 1997, the Company implemented a stock purchase plan which allows eligible employees to purchase the Company's stock at a discount to market value. From its inception through June 30, 1997, the Company issued 1,631 shares in conjunction with the plan, resulting in net proceeds to the Company of $41.


  8. PRO FORMA INFORMATION

  The following pro forma summary presents information as if the material acquisition of the Highgate Portfolio on April 1, 1997 had been made at the beginning of the respective periods presented. The pro forma information is provided for informational purposes only. It is based on historical infor-mation and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                              Six Months Ended June 30,
                         -----------------------------------
                             1997                   1996
                         -------------         -------------

 Total revenue            $130,236                 $65,895
 Net income                 10,513                   1,036
 Earnings per share         $ 0.64                 $    --


  9. RELATED-PARTY TRANSACTIONS

  In April 1997, the Company acquired the Holiday Inn in Tinton Falls, New Jersey and the Holiday Inn Sports Complex in Kansas City, Missouri for an aggregate purchase price of $10,128 from two partnerships in which certain of the Company's officers had minority ownership interests. The purchase price for these hotels was determined through negotiations between the Company, on the one hand, and representative of the holders of the majority of the beneficial interests in the sellers, on the other hand; such representatives are not affiliated with the Company.

  In April 1997, the Company acquired a portfolio of six hotels from Highgate for consideration consisting of $68 million cash and $32 million of OP Units in the Company's subsidiary operating partnerships. Mahmood Khimji, a director of the Company, is a principal of Highgate Hotels, Inc. At the time of the acquisition, Mr. Khimji was not a director of the Company.

  Management believes that the purchase prices of the aforementioned acquisitions were determined through arm's-length negotiations between the Company and the sellers.

  10. SUBSEQUENT EVENTS

  On July 1, 1997, the Company entered into a $450 million senior secured credit facility (the "1997 Credit Facility") structured as a $350 million, 5-year revolving credit facility and a $100 million, 7-year term loan facility. Borrowings under the 1997 Credit Facility bear interest, at the Company's option, at a rate equal to the lenders' prime rate plus a spread of between 50 and 112.5 basis points or one, two, three or six month LIBOR (as selected by the Company) plus a spread of between 150 and 212.5 basis points. The interest rate spread is determined based upon the Company's compliance with certain ratios. The 1997 Credit Facility provides for acquisition loans, working and renovation capital and letters of credit. The initial proceeds from the 1997 Credit Facility were used to refinance the Credit Facility and the Subordin-ated Debt. In connection with the refinancing, the Company expects to incur approximately $3,782 (net of a tax benefit of $2,318) of expenses associated with the write-off of unamortized deferred financing costs related to the Credit Facility and the Subordinated Debt.

  During July 1997, the Company completed the following acquisitions: the 289-room Doubletree Resort in Palm Springs, CA for $17,250, the 386-room National Airport Hilton in Arlington, VA for $36,500, the 95-room Georgetown Inn in Washington, D.C. for $14,000, and the 341-room Radisson Hotel & Suites in Chicago, IL for $46,000. In August 1997, the Company acquired the 288-room Embassy Suites Center City in Philadelphia, PA for $33,600 and the 265-room Jekyll Inn on Jekyll Island, GA for $7,550. The acquisitions were funded through existing cash and external borrowings.

  In August 1997, the Company announced its intention to sell $150,000 aggregate principal amount of its senior subordinated notes due 2007. The consummation of such offering is expected to be completed during August 1997.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

  At December 31, 1995, the Company owned and operated five hotels and acquired or assumed operations of six additional hotels during the first six months of 1996 on the following dates: February 2, February 16, February 22, February 29, March 8 and April 17, 1996, bringing the total to 11 hotels owned at June 30, 1996.

  At December 31, 1996, the Company owned 19 hotels and acquired 13 additional hotels during the first six months of 1997 on the following dates: January 27, January 31 (two hotels), March 17, March 28, April 1 (six hotels) and April 30 (two hotels), bringing the total of hotels owned at June 30, 1997 to 32.

  Therefore, the financial statements for the three months and six months ended June 30, 1997 and 1996, reflect differing numbers of owned hotels throughout the periods.

  FINANCIAL CONDITION

  JUNE 30, 1997 COMPARED WITH DECEMBER 31, 1996

  Total assets increased by $228.9 million to $608.1 million at June 30, 1997 from $379.2 million at December 31, 1996. This growth was due to the acquisition of 13 hotels during the first six months of 1997 and deposits related to certain hotels acquired in July 1997.

  Long-term debt increased to $235.0 million at June 30, 1997. This reflects borrowings on the hotels acquired, net of repayments with proceeds from the Offering.

  The increase in minority interest reflects the OP Units issued in conjunc-tion with the acquisition of the Highgate Portfolio. The increase in equity resulted from the net proceeds from the Offering that occurred in March and the partial conversion of the OP Units in May.

  RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE
  30, 1996

  Revenues for the second quarter of 1997 increased to $73.7 million compared to $28.2 million in the second quarter of 1996. The significant increase is primarily attributable to the acquisition of 21 additional hotels since the end of the second quarter of 1996. Operating expenses also increased due to the increase in the number of hotels owned during the period.

  Minority interest was significantly higher for the second quarter of 1997 than the same period of 1996 due to the minority interest in income relating to the outstanding OP Units.

  Net income for the second quarter of 1997 increased significantly to $8.1 million versus $0.05 million in the second quarter of 1996, reflecting the larger number of hotels owned.

  Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the second quarter of 1997 improved to $22.1 million compared to $6.8 million for the same period of 1996.

  SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30,
  1996

  Revenues increased to $121.8 million for the six months ended June 30, 1997 from $46.3 million for the six months ended June 30, 1996. Operating expenses also increased significantly. These increases are a result of the increase in the number of hotels owned during the respective periods.

  Interest expense increased to $8.4 million for the six months ended June 30, 1997 from $7.3 million for the same period in 1996, resulting from the increase in debt incurred relating to the acquisition of the hotels since June 30, 1996. This increase in debt and the related interest expense was partially offset by proceeds from two equity offerings and the lower interest rate charged on the Credit Facility.

  Net income rose to $10.1 million for the six months ended June 30, 1997 compared to a net loss of $0.6 million for the same period of 1996.

  EBITDA increased to $33.0 million for the six months ended June 30, 1997 from $10.6 million for the same period of 1996.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity are cash on hand, cash generated from operations, and external borrowings as well as proceeds from debt and equity offerings. The Company's continuing operations are funded through cash generated from hotel operations. Hotel acquisitions and joint venture investments are financed through a combination of internally generated cash, external borrowings and the issuance of operating partnership units and/or common stock.

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

  During the year ended December 31, 1996, the Company spent $21.6 million on initial renovation and ongoing capital expenditure programs. During the three months and six months ended June 30, 1997, the Company spent $4.4 million and $12.9 million, respectively, on such programs. The Company expects to spend an additional $16.4 million to complete the initial renovation programs. Substantially all renovation programs are expected to be completed within the next 12 months.

  Management believes that the Company will have access to sufficient capital resources to fund its operating and administrative expenses, to continue to service its debt obligations and to acquire additional hotels.

  SEASONALITY

  Demand in the lodging industry is affected by recurring seasonal patterns. Demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, the Company's operations are seasonal in nature, with lower revenue, operating profit and cash flow in the first and fourth quarters and higher revenue, operating profit and cash flow in the second and third quarters.

  PART II. OTHER INFORMATION


  Item 4: Submission of Matters to a Vote of Security Holders

  On May 13, 1997, the Company held its annual meeting at which the stockholders of the Company elected ten nominees to the board of directors of the Company. 14,966,167 votes were cast for the nominees and 5,566 votes were withheld from the nominees.

  The stockholders of the Company also ratified the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company for the fiscal year ended December 31, 1997. The votes for the proposal were cast as follows:
  14,967,468 for, 3,757 against and 2,208 abstentions.


  Item 5: Other Information

  (a) In addition to the acquisitions previously reported on Forms 8-K, during July 1997, the Company completed the acquisition of the 289-room Doubletree Resort in Palm Springs, CA for $17,250,000. In August 1997, the Company acquired the 288-room Embassy Suites Center City in Philadelphia, PA for $33,600,000 and the 265-room Jekyll Inn on Jekyll Island, GA for $7,550,000. The acquisitions were funded through existing cash and external borrowings.


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

  Item 6: Exhibits and Reports on Form 8-K

  (a) Exhibits.

  Exhibit No.

  4.1 -- Credit Agreement among the Company, Lehman Brothers Holdings Inc., Bankers Trust Company, BankBoston, N.A. and Wells Fargo Bank, N.A., dated as of June 30, 1997

  10.1 -- Registration Rights Agreement between the Company and certain affiliates of Highgate Hotels, Inc., dated as of April 1, 1997

  10.2 -- First Amendment to Amended and Restated Agreement of Limited Partnership of CapStar Management Company, L.P., dated as of April 1, 1997

  10.3 -- Second Amendment to Amended and Restated Agreement of Limited Partnership of CapStar Management Company, L.P., dated as of April 15, 1997

  10.4 -- Agreement of Limited Partnership of CapStar Management Company II, L.P., dated as of April 1, 1997

  10.5 -- First Amendment to Agreement of Limited Partnership of CapStar Management Company II, L.P., dated as of April 1, 1997

  10.6 -- Second Amendment to Agreement of Limited Partnership of CapStar Management Company II, L.P., dated as of April 15, 1997

  27 -- Financial Data Schedule

  (b) Reports on Form 8-K

     Current Report on Form 8-K dated and filed on April 3, 1997, regarding the consummation of the acquisition of the Highgate Portfolio.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CapStar Hotel Company



         Dated:
     August 14, 1997
                              /s/  PAUL W. WHETSELL
                              ---------------------
                              Paul W. Whetsell
                              President and Chief Executive Officer



         Dated:
    August 14, 1997
                              /s/  JOHN EMERY
                              ---------------------
                              John Emery
                              Chief Financial Officer