Form 10-Q
period 1997-09-30
CAPSTAR HOTEL CO
filed 1997-11-10
CIK 1014764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-Q (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended September 30, 1997 or

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

YES [X]  NO [ ]

    The number of shares of Common Stock, par value $0.01 per share, outstanding at November 7, 1997 was 24,865,002.

                             CAPSTAR HOTEL COMPANY

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets -
        September 30, 1997 and December 31, 1996..........................       3

        Condensed Consolidated Statements of Operations -
        Three Months and Nine Months Ended
        September 30, 1997 and 1996.......................................       4

        Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1997 and 1996......................      5

        Notes to Condensed Consolidated Financial Statements...............      7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................     10

PART II. OTHER INFORMATION

ITEM 5: OTHER INFORMATION..................................................     13

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...................................     13

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                                      ------------------    -----------------
                                                                         (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents.......................................     $     14,781        $    21,784
  Accounts receivable, net........................................           21,600              8,109
  Deposits, prepaid expenses, and other...........................           11,972              5,942
                                                                       -------------       ------------
Total current assets..............................................           48,353             35,835

Property and equipment:
  Land............................................................          114,097             58,127
  Building and improvements.......................................          600,815            248,376
  Furniture, fixtures, and equipment..............................           68,167             32,698
  Construction in progress........................................            7,705              3,891
                                                                       -------------       ------------
                                                                            790,784            343,092
Accumulated depreciation..........................................          (21,152)            (8,641)
                                                                       -------------       ------------
Total property and equipment, net.................................          769,632            334,451

Deferred costs, net...............................................           14,190              8,225
Investments in partnerships.......................................            5,887                650
Escrows and restricted funds......................................            2,755                 --
                                                                       -------------       ------------
                                                                       $    840,817        $   379,161
                                                                       -------------       ------------
                                                                       -------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable................................................     $      9,767        $     4,125
  Accrued expenses and other liabilities..........................           29,754             10,737
  Income taxes payable............................................            2,982              1,436
  Long-term debt, current portion.................................            1,040                498
                                                                       -------------       ------------
Total current liabilities.........................................           43,543             16,796

Deferred income taxes.............................................            1,181              1,181
Long-term debt....................................................          454,087            199,863
                                                                       -------------       ------------
Total liabilities.................................................          498,811            217,840

Minority interests................................................           22,451                606


Stockholders' Equity:
    Common stock, par value $.01 per share:
     Authorized -- 49,000 shares
     Issued and outstanding -- 18,909 and 12,754 shares...........              189                128
    Paid-in capital...............................................          303,679            158,533
    Retained earnings.............................................           16,127              2,054
    Cumulative foreign currency translation adjustment............             (440)                --
                                                                      -------------       ------------
                                                                      $     840,817        $   379,161
                                                                      -------------       ------------
                                                                      -------------       ------------

    See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                                       -------------------- ---------------------
                                                                         1997       1996        1997       1996
                                                                       ---------  ---------  ----------  ---------
Revenue:
  Hotel operations:
    Rooms..........................................................    $61,765    $20,839    $141,018  $  48,960
    Food and beverage..............................................     21,711      7,537      56,387     20,525
    Other operating departments....................................      5,268      1,574      10,933      4,544
  Hotel management and other fees..................................      1,296        922       3,521      3,099
                                                                       ---------  ---------  ----------  ---------
Total revenue......................................................     90,040     30,872     211,859     77,128
                                                                       ---------  ---------  ----------  ---------
Hotel operating expenses by department:
  Rooms............................................................     14,593      4,868      33,547     12,232
  Food and beverage................................................     17,927      6,318      45,265     16,620
  Other operating expenses.........................................      2,796        709       5,803      1,798

Undistributed operating expenses:
  Administrative and general.......................................     13,249      5,440      33,088     14,897
  Property operating costs.........................................     11,271      3,539      25,227      8,920
  Property taxes, insurance and other..............................      4,218      1,108       9,283      3,225
  Depreciation and amortization....................................      5,768      2,036      13,988      5,955
                                                                       ---------  ---------  ----------  ---------
Total operating expenses...........................................     69,822     24,018     166,201     63,647
Interest expense, net..............................................      6,819      3,138      15,262     10,428
                                                                       ---------  ---------  ----------  ---------
Income before minority interests, income taxes and
  extraordinary loss...............................................     13,399      3,716      30,396      3,053
Minority interests.................................................       (373)       (49)       (994)        20
                                                                       ---------  ---------  ----------  ---------
Income before income taxes and extraordinary loss..................     13,026      3,667      29,402      3,073
Income taxes.......................................................      4,949      1,092      11,237      1,092
                                                                       ---------  ---------  ----------  ---------
Income before extraordinary loss...................................      8,077      2,575      18,165      1,981
Extraordinary loss from early extinguishment of debt, net of tax
  benefit..........................................................     (4,092)    (1,956)     (4,092)    (1,956)
                                                                      ---------  ---------  ----------  ---------
Net income.........................................................   $  3,985    $   619    $ 14,073    $    25
                                                                      ---------   ---------  ----------  ---------
                                                                      ---------   ---------  ----------  ---------
Weighted average number of common shares outstanding...............     18,909     12,754      17,062     12,754
                                                                      ---------   ---------  ----------  ---------
                                                                      ---------   ---------  ----------  ---------
Earnings per share:
  Income before extraordinary loss.................................   $  0.43     $  0.13    $   1.06    $  0.13
  Extraordinary loss...............................................     (0.22)      (0.15)      (0.24)     (0.15)
                                                                      ---------   ---------  ----------  ---------
  Net income.......................................................   $  0.21     $ (0.02)   $   0.82    $ (0.02)
                                                                      ---------   ---------  ----------  ---------
                                                                      ---------   ---------  ----------  ---------

    See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            -------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
OPERATING ACTIVITIES
Net income................................................................................  $   14,073  $       25
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...........................................................      13,988       5,955
  Loss on early extinguishment of debt before taxes.......................................       6,600       3,260
  Minority interests......................................................................         994         (20)
Changes in operating assets and liabilities:
  Accounts receivable, net................................................................     (13,491)     (5,272)
  Deposits, prepaid expenses, and other...................................................      (6,030)     (2,966)
  Accounts payable........................................................................       5,642       2,187
  Accrued expenses and other liabilities..................................................      19,017       3,784
  Income taxes payable....................................................................       1,546          --
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      42,339       6,953
                                                                                            ----------  ----------
INVESTING ACTIVITIES
Purchases of property and equipment.......................................................    (399,517)   (111,328)
Investments in partnerships...............................................................      (5,237)         --
Purchases of minority interests...........................................................         (87)        (67)
Change in restricted cash.................................................................      (2,755)      6,351
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................    (407,596)   (105,044)
                                                                                            ----------  ----------
FINANCING ACTIVITIES
Deferred costs............................................................................     (14,043)     (7,818)
Proceeds from long-term debt..............................................................     603,788     246,995
Principal payments on long-term debt......................................................    (365,368)   (248,593)
Proceeds from issuances of common stock, net..............................................     134,207     110,112
Distributions to limited partners.........................................................          --        (172)
Distributions to minority investors.......................................................        (325)       (104)
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................     358,259     100,420
                                                                                            ----------  ----------
Effect of exchange rate changes on cash and cash equivalents..............................          (5)         --
                                                                                            ----------  ----------
Increase (decrease) in cash and cash equivalents..........................................      (7,003)      2,329
Cash and cash equivalents, beginning of period............................................      21,784       6,832
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   14,781  $    9,161
                                                                                            ----------  ----------
                                                                                            ----------  ----------

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
UNAUDITED (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Supplemental disclosure of cash flow information:

Cash paid for interest, net of capitalized interest of $288 and $325........................  $  14,202  $  10,784
Cash paid for income taxes..................................................................  $   7,183  $      --

Supplemental disclosure of non-cash investing and financing activities:

Additions to equipment through capital leases...............................................  $      22  $     305
Long-term debt assumed in purchase of property and equipment................................  $  16,324  $      --
Operating partnership units issued in purchase of property and equipment....................  $  32,264  $      --
Conversion of operating partnership units to common stock...................................  $  11,000  $      --

    See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
SEPTEMBER 30, 1997
(UNAUDITED, DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION

The principal activity of CapStar Hotel Company and its subsidiaries (collectively, the "Company") is to own, acquire, renovate, reposition and manage upscale, full-service hotels throughout North America. As of September 30, 1997, the Company owned, leased or managed 69 hotels with 15,449 rooms. The Company owned 41 of these hotels with 10,521 rooms, leased 1 hotel with 196 rooms, and managed an additional 27 hotels owned by third parties with 4,732 rooms.

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on February 20, 1997.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Additionally, the results of operations for the interim periods are not necessarily indicative of the results for the entire year because of seasonal and short-term variations.

From time to time, the Company enters into swap and collar agreements that are designated as, and are effective as, hedges against the impact of interest rate fluctuations on certain of the Company's existing and probable future long-term debt instruments. Because these agreements qualify for hedge accounting treatment, any gains or losses are recognized as adjustments to interest expense over the lives of the underlying debt instruments. For hedge agreements that are terminated early or that are associated with anticipated future debt instruments, gains or losses are deferred until those debt instruments are entered into. If the Company determines it is no longer probable that the Company will enter into an anticipated debt instrument, any related deferred gains or losses are recognized in the current period.

During the nine months ended September 30, 1997, the Company purchased four hotels in Canada. Results of operations for those hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment.

Certain 1996 amounts have been reclassified to conform to 1997 presentation.

2. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
Credit Facility............................................................     $    235,200        $        --
Subordinated Notes.........................................................          149,810                 --
Senior secured revolving credit facility...................................               --            149,000
Senior subordinated credit facility........................................               --             50,000
Non-Recourse Facility......................................................           52,750                 --
Mortgage debt..............................................................           15,222                 --
Capital leases and other...................................................            2,145              1,361
                                                                                ------------        -----------
                                                                                     455,127            200,361
Less current portion.......................................................           (1,040)              (498)
                                                                                ------------        -----------
                                                                                $    454,087        $   199,863
                                                                                ------------        -----------
                                                                                ------------        -----------

On July 1, 1997, the Company entered into a $450,000 senior secured credit facility (the "Credit Facility") structured as a $350,000, 5-year revolving credit facility and a $100,000, 7-year term loan facility. Borrowings under the Credit Facility bear interest, at the Company's option, at a rate equal to the lender's prime rate plus a spread of between 50 and 112.5 basis points or one, two, three or nine month LIBOR plus a spread of between 150 and 212.5 basis points. The interest rate spread is determined based upon the Company's compliance with certain financial ratios. The Credit Facility provides for acquisition loans, working and renovation capital and letters of credit. The initial proceeds from the Credit Facility were used to repay indebtedness under certain existing credit facilities. In conjunction with entering into the Credit Facility, the Company terminated its existing senior secured revolving credit facility and senior subordinated credit facility. In connection with the refinancing of these facilities, the Company incurred $4,092 of extraordinary expenses (net of a tax benefit of $2,508) from the write-off of unamortized deferred financing costs.

On August 12, 1997, the Company entered into a $100,000 non-recourse credit facility (the "Non-Recourse Facility") that is secured by certain hotels owned by the Company. The Non-Recourse Facility bears interest at a rate of between 175 and 270 basis points over 30-day LIBOR, based upon the Company's compliance with certain ratios. The facility has an 18-month initial term that can be extended an additional 12 months, at the Company's option, subject to payment of additional fees and compliance with certain financial ratios.

On August 19, 1997, the Company completed the offering of $150,000 aggregate principal amount (issue price of $149,799, net of discount) of 8 3/4% senior subordinated notes (the "Subordinated Notes") due in 2007, generating net proceeds to the Company of approximately $145,000. The proceeds were used to repay outstanding indebtedness under the Credit Facility. The Subordinated Notes provide for semi-annual payments of interest in August and February, commencing in February 1998.

Aggregate maturities of the Company's long-term debt obligations are as follows:

1997                             $     146
1998                                 1,120
1999                                54,239
2000                                 1,521
2001                                13,091
Thereafter                         385,010
                                 ----------
                                 $ 455,127
                                 ----------
                                 ----------


3. EARNINGS PER SHARE

Primary earnings per share ("EPS") for the three months and nine months ended September 30, 1997, has been calculated using actual income before extraordinary loss, extraordinary loss, and net income amounts divided by the weighted average number of common shares outstanding during the periods of 18,908,990 and 17,061,644, respectively. Fully diluted EPS after extraordinary loss was also $0.21 and $0.82 for the respective periods, and was calculated using the weighted average number of common shares and common share equivalents outstanding of 20,072,979 and 17,961,499, respectively. For fully diluted EPS, net income for the periods was adjusted for minority interests (representing convertible operating partnership units), net of tax, of $274 and $604, respectively.

Prior to the consummation of the Company's initial public offering on August 20, 1996, the Company conducted its operations through predecessor entities that were organized as limited partnerships. These limited partnerships were not subject to the provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). Accordingly, EPS for the three months and nine months ended September 30, 1996 has been calculated using actual income before extraordinary loss, extraordinary loss, and net income amounts for the period from the initial public offering through September 30, 1996. The weighted average number of common shares used in the calculations was 12,754,321.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), supersedes APB No. 15 and specifies computation, presentation, and disclosure requirements for EPS. SFAS No. 128, which is effective for financial statements for periods ending after December 15, 1997, replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS excludes all of the dilutive effects of common share equivalents while Diluted EPS reflects all potential dilution. Had the Company implemented the requirements of SFAS No. 128, both Basic and Diluted EPS would have been $0.21 and $0.82 for the three months and nine months ended September 30, 1997, respectively.


4. PENDING ACQUISITIONS

As of September 30, 1997, the Company had signed agreements to acquire nine upscale, full-service hotels in four separate transactions, with an aggregate purchase price, including planned initial renovations, of approximately $225.6 million. The nine hotels to be acquired consist of the following: a portfolio of six hotels containing 1,960 rooms owned by affiliates of Medallion Hotels, Inc. (the "Medallion Portfolio"), for a purchase price of $167.5 million; the 204-room Embassy Suites Tucson International Airport, for a purchase price of $14.7 million; the 151-room Detroit Metro Airport Hilton Suites, for a purchase price of $15.9 million; and the 201-room Governor Morris Hotel & Conference Center in Morristown, New Jersey, for a purchase price of $27.5 million. The acquisition of the Embassy Suites Tucson International Airport was completed in October 1997 (see below). The remaining transactions are expected to close between November 1997 and January 1998.

5. SUBSEQUENT EVENTS

In October 1997, the Company completed a follow-on equity offering of 5,953,722 shares of common stock at a price of $34.625 per share and a debt offering of $172,500 of 4.75% convertible subordinated notes due 2004 (collectively, the "October Offerings"). The notes are convertible into shares of the Company's common stock by the holders at a rate of $43 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the October Offerings were $363,798. The proceeds were used to repay a portion of the Company's outstanding indebtedness and to fund certain acquisitions.

On October 23, 1997, the Company completed the acquisition of the Embassy Suites Tucson International Airport in Tucson, Arizona. The acquisition was funded through existing cash and proceeds from the October Offerings.

In October 1997, the Company entered into an agreement to acquire substantially all of the assets of Winston Hospitality, Inc. ("Winston") for $34,000. Winston leases 38 and manages 28 of the operating hotels of Winston Hotels, Inc., a real estate investment trust. The acquisition is expected to be completed during November 1997 and the purchase price will consist of $10,000 in cash and $24,000 in operating partnership units, which are convertible into shares of the Company's common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

At December 31, 1995, the Company owned and operated five hotels and acquired or assumed operations of seven additional hotels during the first nine months of 1996. At December 31, 1996, the Company owned 19 hotels and acquired 22 additional hotels during the first nine months of 1997. Therefore, the financial statements for the three months and nine months ended September 30, 1997 and 1996, reflect differing numbers of owned hotels throughout the periods.

FINANCIAL CONDITION
-------------------

SEPTEMBER 30, 1997 COMPARED WITH DECEMBER 31, 1996

Total assets increased by $461.6 million to $840.8 million at September 30, 1997 from $379.2 million at December 31, 1996. This growth was primarily due to the acquisition of additional hotels during the first nine months of 1997. Deferred costs increased due to the financing fees paid related to the Credit Facility and the Subordinated Notes, net of the write-offs of financing fees related to terminated credit facilities. Escrows and restricted funds increased due to the new loan requirements of the Non-Recourse Facility.

Total liabilities increased by $281.0 million to $498.8 million at September 30, 1997 from $217.8 million at December 31, 1996. This overall increase was also due primarily to the Company's acquisition of additional hotels during the first nine months of 1997. Total long-term debt increased to $455.1 million at September 30, 1997, reflecting borrowings to finance 1997 hotel acquisitions, net of repayments with proceeds from the Company's offering of common stock in March 1997 (the "March Offering").

The increase in minority interests to $22.5 million at September 30, 1997 reflects the operating partnership units issued in conjunction with the acquisition of certain hotels. The increase in paid-in capital resulted from the net proceeds from the March Offering and the partial conversion of the operating partnership units in May 1997.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the third quarter of 1997 increased to $90.0 million compared to $30.9 million in the third quarter of 1996. The significant increase is primarily attributable to the acquisition of additional hotels since the end of the third quarter of 1996. Operating expenses also increased due to the increase in the number of hotels owned during the 1997 period.

Interest expense increased from $3.1 million in the third quarter of 1996 to $6.8 million in 1997. This increase reflects the increased debt associated with ownership of additional hotels in the third quarter of 1997 compared to the same period of 1996, offset by repayment of debt with proceeds from the March Offering and the lower interest rate charged on the Credit Facility.

Minority interests were significantly higher for the third quarter of 1997 compared to the same period of 1996 due to the minority interest in income related to the outstanding operating partnership units issued in April 1997.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) for the third quarter of 1997 improved to $25.6 million compared to $8.8 million for the same period of 1996. The growth in EBITDA reflects the increase in the number of hotels owned and operated in 1997.

During the three months ended September 30, 1997 and 1996, the Company recognized extraordinary expenses of $4.1 million and $2.0 million (net of tax benefits of $2.5 million and $1.3 million), respectively, related to the write-off of unamortized loan costs in connection with expanding the Company's credit facilities.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues increased to $211.9 million for the nine months ended September 30, 1997 from $77.1 million for the nine months ended September 30, 1996. Operating expenses also increased significantly from $63.6 million in 1996 to $166.2 million in 1997. These increases are a result of the increase in the number of hotels owned during the respective periods.

Interest expense increased to $15.3 million for the nine months ended September 30, 1997 from $10.4 million for the same period in 1996, reflecting the increase in debt incurred relating to the acquisition of hotels in 1997. This increase in debt levels and the related interest expense was partially offset by proceeds from the March Offering and the lower interest rate charged on the Credit Facility.

Minority interests increased to $1.0 million in 1997 due to the outstanding operating partnership units issued in April 1997. The extraordinary loss resulted from the write-offs of unamortized loan costs, as discussed above.

EBITDA increased to $58.7 million for the nine months ended September 30, 1997 from $19.5 million for the same period of 1996, reflecting the larger number of hotels owned in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company's continuing operations are funded through cash generated from hotel operations. Hotel and management company acquisitions and joint venture investments are financed through a combination of internally generated cash, external borrowings and the issuance of operating partnership units, debt and common stock.

The Company's cash and cash equivalents were $14.8 million at September 30, 1997 compared to $21.8 million at December 31, 1996. Net cash provided by operations was $42.3 million in the first nine months of 1997 compared to $7.0 million for the same period of 1996. The Company used cash of $407.6 million in investing activities, primarily for the acquisition of hotels and capital expenditures at the Company's owned hotels. Net cash provided by financing activities of $358.3 million resulted from the net proceeds from long-term debt, net of principal repayments, the March Offering and the Subordinated Notes offering.

In July 1997, the Company entered into the Credit Facility, consisting of a $350 million, 5-year revolving credit facility and a $100 million, 7-year term loan facility. The proceeds of the Credit Facility have been and will be used to fund new acquisitions, repay outstanding indebtedness and for general corporate purposes. As of September 30, 1997, $185.2 million was outstanding on the revolving facility and $50 million was outstanding on the term loan facility. In August 1997, the Company obtained the Non-Recourse Facility in the maximum principal amount of $100 million that has been used to fund certain acquisitions. At September 30, 1997, $52.8 million was outstanding on the Non-Recourse Facility. Also in August 1997, the Company completed the offering of the $150 million 8 3/4% Subordinated Notes. The net proceeds to the Company of approximately $145 million were used to repay outstanding indebtedness under the Credit Facility.

At September 30, 1997, the Company had available under the Credit Facility funds of $164.8 million under the revolving facility and $50 million on the term loan facility. The Company uses interest rate hedge contracts to limit its interest rate exposure on a portion of its variable-rate, long-term debt. These hedge contracts effectively reduce the impact of changes in interest rates on the Company's operating results.

In October 1997, the Company completed the October Offerings. Net proceeds to the Company of $363.8 million were used to repay all of the outstanding indebtedness on the revolving facility of the Credit Facility and to fund the acquisition of the Embassy Suites Tucson International Airport. The remaining proceeds will be used to fund a portion of the acquisition costs of Winston, the Medallion Portfolio, the Governor Morris Hotel & Conference Center and the Detroit Metro Airport Hilton Suites.

Capital for renovation work has been and is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs are completed, the Company expects to spend approximately 4% of hotel revenues on an annual basis for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. The Company believes that these investments will enhance the competitive position of its hotels. During the year ended December 31, 1996, the Company spent $21.6 million on initial renovation and ongoing capital expenditure programs. During the three months and nine months ended September 30, 1997, the Company spent $8.1 million and $20.9 million, respectively, on such programs. The Company expects to spend an additional $35.4 million to complete the initial renovation programs on hotels owned as of September 30, 1997. Substantially all renovation programs for these owned hotels are expected to be completed within the next 12 months.

The Company believes cash generated by operations, together with existing borrowing capacity, will be sufficient to fund its existing working capital, ongoing capital expenditures and debt service requirements. In addition, the Company expects to continue to make acquisitions of upscale, full-service hotels and hotel management companies, and to secure additional management contracts. The Company has invested in two joint ventures during 1997. The Company expects to form additional joint ventures and strategic alliances with institutional and private hotel owners to invest in future acquisitions, and to secure additional fee management arrangements. The Company believes that there will continue to be additional acquisition opportunities and such acquisitions may require the Company to increase its borrowing capacity or consider the issuance of additional debt or equity securities.

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

PART II. OTHER INFORMATION

ITEM 5: OTHER INFORMATION

    (a) In addition to the acquisitions previously reported on Forms 8-K, during October 1997 the Company completed the acquisition of the 204-room Embassy Suites Tucson International Airport for a purchase price, including planned initial renovations, of $14.7 million. The acquisition was funded through existing cash and proceeds from the October Offerings.

    In October 1997, the Company announced the acquisition of substantially all of the assets of Winston for $34 million. Winston leases 38 and manages 28 of the operating hotels of Winston Hotels, Inc., a real estate investment trust. The acquisition is expected to be completed during November 1997 and the purchase price will consist of $10 million in cash and $24 million in operating partnership units, which are convertible into shares of the Company's common stock.

    (b) Forward-Looking Statements

    Certain statements in this Form 10-Q and in the future filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the ability of the Company to successfully implement its acquisition strategy and operating strategy; the Company's ability to manage rapid expansion; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

    Exhibit No.

    27--Financial Data Schedule

    (b) Reports on Form 8-K

    Current Report on Form 8-K dated and filed on July 30, 1997, as amended, regarding the consummation of the acquisition of the Chicago Radisson and the Georgetown Inn. (Item 2)

    Current Report on Form 8-K dated and filed on August 13, 1997, regarding the consummation of the acquisition of the National Airport Hilton. (Items 2 and 7).

    Current Report on Form 8-K dated and filed on September 2, 1997, regarding the consummation of the acquisition of the Radisson Plaza in Lexington, Kentucky. (Items 2 and 7).

    Current Report on Form 8-K dated and filed on September 8, 1997, for purposes of incorporating by reference into the Company's Registration Statement on Form S-3 (File No. 333-34253) certain financial statements of hotels owned or under purchase contract. (Items 5 and 7).

    Current Report on Form 8-K dated and filed on September 9, 1997, as amended for purposes of incorporating by reference into the Company's Registration Statement on Form S-3 (File No. 333-34253) the financial statements of the National Airport Hilton and the unaudited pro forma financial statements of the Company. (Items 5 and 7).

    Current Report on Form 8-K dated and filed on September 18, 1997, regarding the probable acquisition of the Governor Morris Hotel & Conference Center. (Items 5 and 7).

    Current Report on Form 8-K dated and filed on September 22, 1997, regarding the probable acquisition of the Medallion Portfolio. (Items 5 and 7).

    Current Report on Form 8-K dated and filed on September 22, 1997, for purposes of incorporating by reference into the Company's Registration Statement on Form S-3 (File No. 333-34253) certain Accountants' Consents in respect of financial statements incorporated by reference in the Form S-3. (Items 5 and 7).

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CAPSTAR HOTEL COMPANY


  Dated: November 10, 1997                           /s/ PAUL W. WHETSELL
                                                     --------------------
                                                     Paul W. Whetsell
                                                     President and Chief Executive Officer




  Dated: November 10, 1997                           /s/ JOHN EMERY
                                                     --------------------
                                                     John Emery
                                                     Chief Financial Officer

                                       15
