Form 10-K405
period 1997-12-31
CAPSTAR HOTEL CO
filed 1998-03-10
CIK 1014764

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

                    For fiscal year ended December 31, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission File Number 1-12017

                             CAPSTAR HOTEL COMPANY
               (Exact name of issuer as specified in its charter)

             DELAWARE                     52-1979383
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)        Identification
                                            Number)

   1010 WISCONSIN AVENUE, N.W.,              20007
         WASHINGTON, D.C.                 (Zip code)
  (Address of principal executive
             offices)

Registrant's telephone number, including area code: (202) 965-4455

Securities registered pursuant to Section 12(b) of the Act:

                 TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
------------------------------------------------------  ------------------------------------------------------
        Common Stock, par value $.01 per share                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based on the average sale price at March 6, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $870,209,000.

    The number of shares of the Registrant's common stock outstanding as of March 6, 1998 was 24,887,944.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III--Those portions of the Registrant's definitive proxy statement relating to Registrant's 1998 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

    CapStar Hotel Company ("CapStar" or the "Company") is a leading owner and manager of upscale, full-service hotels in North America. As of December 31, 1997, CapStar owned, leased and/or managed 114 hotels that contain 22,337 rooms (the "Hotels"). Of the Hotels, the Company owns and manages 47 upscale, full-service hotels that contain 12,019 rooms (the "Owned Hotels"), leases 40 (and manages 30) hotels that contain 5,687 rooms (the "Leased Hotels"), and manages an additional 27 hotels owned by third parties that contain 4,631 rooms (the "Managed Hotels"). The Owned Hotels are located in major metropolitan areas or rapidly growing secondary cities and are well located within these markets. The Owned Hotels include hotels operated under nationally recognized brand names such as Hilton-Registered Trademark-, Sheraton-Registered Trademark-, Westin-Registered Trademark-, Marriott-Registered Trademark-, Doubletree-Registered Trademark- and Embassy Suites-Registered Trademark-. The Company's business strategy is to opportunistically acquire hotel properties and related businesses with the potential for cash flow growth, and to renovate, reposition and operate each hotel according to a business plan specifically tailored to the characteristics of the hotel and its market.

    CapStar is one of the fastest growing owner/operators of upscale, full-service hotels in North America, having increased its portfolio of Owned Hotels fourfold since its initial public offering in August 1996 (the "IPO"). During the year ended December 31, 1997, the Company expanded its portfolio by completing the purchase of 28 upscale, full-service hotels containing 6,853 rooms for an aggregate purchase price, including planned initial renovations, of $602.1 million. In January 1998, the Company completed the acquisition of a portfolio of six upscale, full-service hotels containing 1,960 rooms from certain affiliates of Medallion Hotels, Inc. for a purchase price of $150.0 million. In addition, the Company has entered into a contract to acquire the 524-room Sheraton Fisherman's Wharf hotel for a purchase price of $84.0 million. During 1997, the Company also expanded its base of Leased Hotels and Managed Hotels through the acquisition of substantially all of the assets of Winston Hospitality, Inc. ("Winston"), for a purchase price of approximately $34.0 million. As a result of the Winston acquisition, the Company now leases 38 hotels owned by Winston Hotels, Inc., a real estate investment trust, and manages 28 of those hotels.

    The Company believes that its hotel acquisitions represent attractive investment opportunities because (i) they involve hotel operations in major metropolitan or growing secondary markets and include properties purchased at significant discounts and (ii) they have attractive current returns and potential for significant revenue and cash flow growth through implementation of the Company's operating strategy.

    During the year ended December 31, 1997, the Company spent a total of $32.7 million on renovations at the Owned Hotels and intends to spend an additional $105.0 million during 1998 completing its renovation programs. See "Special Note Regarding Forward-Looking Statements."

    As a fully integrated owner and manager, CapStar intends to capitalize on its management experience and expertise by continuing to make opportunistic acquisitions of full-service hotels, securing additional management contracts and improving the operating performance of the Hotels. The Company's senior management team, with an average of 20 years of lodging industry experience, has successfully managed hotels in all segments of the lodging industry, with particular emphasis on upscale, full-service hotels. Since the inception of the Company's management business in 1987, the Company has achieved consistent revenue and portfolio growth, even during periods of relative industry weakness.

    The Company attributes its management success to its ability to analyze each hotel as a unique property and identify those particular cash flow growth opportunities which each hotel presents. The Company's principal operating objectives are to generate higher revenue per available room ("RevPAR"), to increase average daily rates ("ADR"), and to increase net operating income while providing its hotel guests with high-quality service and value.

    In addition to the acquisition or proposed acquisition of hotels, since the IPO the Company has invested in three joint ventures and, including the management contracts associated with these joint ventures, the Company has entered into ten new long-term management agreements. The Company expects to form additional strategic alliances with institutional and private hotel owners, to invest in future acquisitions and to secure additional fee management arrangements. See "Special Note Regarding Forward-Looking Statements."

    The Company believes that the upscale, full-service segment of the lodging industry is the most attractive segment in which to own, manage and acquire hotels and further believes that there are currently many attractive opportunities to acquire properties in this segment of the industry at prices below replacement cost. The upscale, full-service segment is attractive for several reasons. First, the Company expects that there will be no significant increases in the supply of upscale, full-service hotels in the next several years because the cost of new construction generally does not justify new hotel development. Second, upscale, full-service hotels appeal to a wide variety of customers, thus reducing the risk of decreasing demand from any particular customer group. Additionally, such hotels have particular appeal to both business executives and upscale leisure travelers, customers who are generally less price sensitive than travelers who use limited-service hotels. Finally, full-service hotels require a greater depth of management expertise than limited-service hotels, and the Company believes that its superior management skills provide it with a significant competitive advantage in their operation.

                                    BUSINESS

    The Company seeks to increase shareholder value by (i) implementing its operating strategy to improve hotel operations and increase cash flow, (ii) expanding its management business and (iii) continuing to acquire upscale, full-service hotels at prices below replacement cost in selected markets throughout North America.

ACQUISITION STRATEGY

    The Company intends to continue acquiring upscale, full-service hotels. In addition to the direct acquisition of hotels, the Company anticipates that it may make investments in hotels through joint ventures with strategic partners or through equity contributions, sales and leasebacks, or secured loans. The Company identifies acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through its extensive due diligence process, the Company selects those acquisition targets where it believes selective capital improvements and intensive management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and operation. These plans serve as the basis for the Company's acquisition decisions and guide subsequent renovation and operating plans. At the Owned Hotels, the Company has been able to implement these plans and apply its system of management to create improvements in revenue and profitability. See "Special Note Regarding Forward-Looking Statements."

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

    GEOGRAPHIC DIVERSIFICATION. The Company seeks to maintain a geographically diverse portfolio of hotels to offset the effects of regional economic cycles. The Hotels are located in 29 states across the nation, the District of Columbia, the U.S. Virgin Islands and Canada. See "Properties" for additional information regarding the Owned Hotels.

HOTEL CRITERIA

    LOCATION AND MARKET APPEAL. The Company seeks to acquire upscale, full-service hotels that are situated near both business and leisure centers which generate a broad base of demand for hotel accommodations and facilities. These demand generators include (i) airports, (ii) convention centers, (iii) business parks, (iv) shopping centers and other retail areas, (v) sports arenas and stadiums, (vi) major highways, (vii) tourist destinations, (viii) major universities, and (ix) cultural and entertainment centers with nightlife and restaurants. The confluence of nearby business and leisure centers enables the Company to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the Owned Hotels helps to maintain stable occupancy rates and high ADRs.

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

    POTENTIAL PERFORMANCE IMPROVEMENTS. The Company seeks to acquire underperforming hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities where a systematic management approach and targeted renovations should result in improvements in revenue and cash flow. The Company's ability to improve operations is demonstrated by the fact that on a pro forma basis, RevPAR at the Owned Hotels (excluding the hotels purchased since September 30, 1997) increased 10.0% from the year ended December 31, 1996 to the year ended December 31, 1997, as compared to an increase of only 5.6% for the upscale, full-service hotel industry segment as reported by Smith Travel Research over the comparable period.

    The Company expects that its relationships throughout the industry and its acquisition staff located on both coasts of the United States will continue to provide it with a competitive advantage in identifying, evaluating and purchasing hotels that meet its acquisition criteria. The Company has a record of successfully renovating and repositioning hotels, in situations with varying levels of service, room rates and market types at both the Owned Hotels and at the Managed Hotels. In addition, the Company believes that it benefits from its ability to utilize operating partnership units of its subsidiaries as an alternative to cash in consummating acquisitions. The Company currently expects to retain earnings for future acquisitions and the renovation and maintenance of the hotels it owns.

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

    The Company's corporate headquarters carries out financing and acquisition activities and provides services to support as well as monitor the Company's on-site hotel operating executives. Each of the Company's executive departments, including Sales and Marketing, Human Resources and Training, Food and Beverage, Technical Services, Development and Corporate Finance, is headed by an executive with significant experience in that area. These departments support decentralized decision-making by the hotel operating executives by providing accounting and budgeting services, property management software and other resources which cannot be economically maintained at the individual Hotels.

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

    STRATEGIC CAPITAL IMPROVEMENTS. The Company plans renovations primarily to enhance a Hotel's appeal to targeted market segments, thereby attracting new customers and generating increased revenue and cash flow. During the year ended December 31, 1997, the Company spent a total of $32.7 million on renovations at the Owned Hotels and currently intends to spend an additional $105.0 million during 1998 completing the renovation programs. For example, at all of the Owned Hotels, the Company has renovated or plans to renovate banquet and meeting spaces and upgrade guest rooms with computer ports and comfortable work spaces to better accommodate the needs of business travelers and to increase ADRs. Capital spending decisions are based on both strategic needs and potential rate of return on a given capital investment.

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

    The following chart summarizes certain information with respect to the national franchise affiliations of the Hotels:

                                                OWNED HOTELS              LEASED HOTELS            MANAGED HOTELS
                                          ------------------------   -----------------------   -----------------------
                                          GUEST             % OF     GUEST            % OF     GUEST            % OF
FRANCHISE                                 ROOMS   HOTELS    ROOMS    ROOMS  HOTELS    ROOMS    ROOMS  HOTELS    ROOMS
----------------------------------------  ------  ------   -------   -----  ------   -------   -----  ------   -------
Hilton..................................   3,476    13       28.9%    --     --        --       --     --       --
Sheraton................................   1,783     6       14.8%    --     --        --       --     --       --
Radisson-Registered Trademark-..........   1,452     5       12.1%    --     --        --       126      1       2.7%
Doubletree..............................   1,133     4        9.4%    388      1        6.8%    363      2       7.8%
Marriott................................     903     2        7.5%    --     --        --       --     --       --
Holiday Inn-Registered Trademark-.......     805     5        6.7%    196      1        3.4%    548      2      11.8%
Embassy Suites..........................     728     3        6.1%    --     --        --       --     --       --
Westin..................................     697     2        5.8%    --     --        --       --     --       --
Independent.............................     574     4        4.8%    --     --        --       424      5       9.1%
Four Points-Registered Trademark-.......     213     1        1.8%    --     --        --       596      2      12.9%
Doubletree Guest
  Suites-Registered Trademark-..........     137     1        1.1%    --     --        --       --     --       --
Ramada-Registered Trademark-............     118     1        1.0%    --     --        --       309      2       6.7%
Crowne Plaza-Registered Trademark-......    --     --        --       --     --        --       730      2      15.8%
Courtyard-Registered Trademark-.........    --     --        --       490      3        8.6%    288      1       6.2%
Comfort Suites-Registered Trademark-....    --     --        --       277      2        4.9%    244      2       5.3%
Clarion-Registered Trademark-...........    --     --        --       --     --        --       226      1       4.9%
Quality Suites-Registered Trademark-....    --     --        --       168      1        3.0%    177      1       3.8%
Budget Inn-Registered Trademark-........    --     --        --       --     --        --       147      1       3.2%
Residence Inn-Registered Trademark-.....    --     --        --       --     --        --       104      1       2.2%
Quality Inn-Registered Trademark-.......    --     --        --       --     --        --       100      1       2.2%
Days Inn-Registered Trademark-..........    --     --        --       --     --        --        96      1       2.1%
Holiday Inn
  Express-Registered Trademark-.........    --     --        --       208      2        3.7%     78      1       1.7%
Best Western-Registered Trademark-......    --     --        --       --     --        --        75      1       1.6%
Hampton Inn-Registered Trademark-.......    --     --        --      1,965    16       34.6%    --     --       --
Comfort Inn-Registered Trademark-.......    --     --        --      1,293     9       22.7%    --     --       --
Holiday Inn
  Select-Registered Trademark-..........    --     --        --       244      1        4.3%    --     --       --
HomewoodSuites-Registered Trademark-....    --     --        --       212      2        3.7%    --     --       --
Hampton Inn &
  Suites-Registered Trademark-..........    --     --        --       136      1        2.4%    --     --       --
Fairfield Inn-Registered Trademark-.....    --     --        --       110      1        1.9%    --     --       --
                                                    --                        --                        --
                                          ------           -------   -----           -------   -----           -------
Total...................................  12,019    47      100.0%   5,687    40      100.0%   4,631    27       100%
                                                    --                        --                        --
                                                    --                        --                        --
                                          ------           -------   -----           -------   -----           -------
                                          ------           -------   -----           -------   -----           -------

    EMPHASIS ON FOOD AND BEVERAGE. Management believes popular food and beverage ideas are a critical component in the overall success of a hotel. The Company utilizes its food and beverage operations to create local awareness of its hotel facilities, to improve the profitability of its hotel operations and to enhance customer satisfaction. The Company is committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. The Company has engaged food and beverage experts to develop several proprietary restaurant concepts. The Owned Hotels contain restaurants ranging from Michel Richard's highly acclaimed CITRONELLE-Registered Trademark-, to
Morgan's-Registered Trademark-, a Company-designed concept which offers popular, moderately-priced American cuisine. The Company has also successfully placed national food franchises such as Starbuck's Coffee-Registered Trademark- and "TCBY"-Registered Trademark- Yogurt in casual, delicatessen-style restaurants in several of the Owned Hotels. Popular food concepts have strengthened the Company's ability to attract business travelers and group meetings and improved the name recognition of the Owned Hotels.

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

THE LEASED HOTELS AND MANAGED HOTELS

    The Company leases 40 Leased Hotels owned by third parties containing 5,687 rooms. These leases are structured as long-term operating leases with terms ranging from 10 to 15 years (excluding renewal options), and which expire between 2007 and 2012. Of the Leased Hotels, three are full-service properties and 37 are limited-service properties. All of the Leased Hotels are operated under nationally recognized brand names such as Hampton Inn, Comfort Inn, Courtyard by Marriott and Homewood Suites.

    Revenue and operating expenses of the Leased Hotels are included in the Company's consolidated financial statements, since the Company controls the operations of these hotels. Net operating income (net of related lease payments to lessors) of the Leased Hotels accounted for only 0.1% of the net operating income of the Company in 1997. The Company, however, also manages 30 of the 40 Leased Hotels, and considers such leasing arrangements to be a vehicle to increase its portfolio of long-term management agreements. The Company expects to enter into additional long-term leasing arrangements in the future by pursuing such arrangements by itself and in conjunction with strategic business partners. See "Special Note Regarding Forward-Looking Statements."

    The Company operates 27 Managed Hotels owned by third parties containing 4,631 rooms. Of the Managed Hotels, 20 are full-service properties and seven are limited-service properties. Of the Managed Hotels, 22 are operated under nationally recognized brand names and five are independent properties.

    The Company's management agreements (the "Management Agreements") have remaining terms ranging from one month to nine years. Substantially all of the Management Agreements permit the owners of the Managed Hotels to terminate such agreements prior to the stated expiration dates if the applicable hotel is sold, and several of the Management Agreements permit the owners of the Managed Hotels to terminate such agreements prior to the stated expiration date without cause or by reason of the failure of the applicable hotel to obtain specified levels of performance. For the twelve months ended December 31, 1997, the Company's revenue from Management Agreements was $5.1 million, constituting 1.6% of the Company's revenue for the year. No single Management Agreement (or group of Management Agreements for hotels under common ownership or control) currently accounts for more than 0.1% of the total revenue of the Company.

    The Company intends to continue its efforts to add to its portfolio of Leased Hotels and Managed Hotels. The Company believes that, in addition to adding to the Company's revenues and profits, the business of leasing hotels from, and operating hotels for, third parties benefits the Company by (i) increasing the Company's operating experience in, and knowledge of, hotel markets throughout North America, (ii) broadening the Company's relationships with hotel owners and thus enhancing the Company's opportunities to identify, evaluate and negotiate hotel acquisitions prior to the active marketing of a hotel for sale, and (iii) improving the Company's ability to attract, train and retain highly-qualified operating employees by offering them the opportunity to work in a broader variety of hotels and markets.

COMPETITION

    With its Owned Hotels, the Company competes primarily in the upscale and mid-priced sectors of the full-service segment of the lodging industry. In each geographic market in which the Owned Hotels are located, there are other full-and limited-service hotels that compete with the Owned Hotels. In addition, the Company's food and beverage operations compete with local free-standing restaurants and bars. Competition in the U.S. lodging industry is based generally on convenience of location, brand affiliation, price, range of services and guest amenities offered and quality of customer service and overall product.

EMPLOYEES

    As of December 31, 1997, the Company employed approximately 12,000 persons, of whom approximately 9,600 were compensated on an hourly basis. Approximately 85 employees work at the corporate headquarters. Employees at 14 of the Hotels are represented by labor unions. Management believes that labor relations with its employees are generally good.

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

                           THE OPERATING PARTNERSHIPS

    THE FOLLOWING SUMMARY INFORMATION IS QUALIFIED IN ITS ENTIRETY BY THE PROVISIONS OF THE CAPSTAR MANAGEMENT COMPANY, L.P. AND CAPSTAR MANAGEMENT COMPANY II, L.P. LIMITED PARTNERSHIP AGREEMENTS, COPIES OF WHICH HAVE BEEN FILED AS EXHIBITS TO THIS ANNUAL REPORT ON FORM 10-K.

    Substantially all of the Company's assets are held indirectly by and operated through CapStar Management Company, L.P. ("CMC") and CapStar Management Company II, L.P. ("CMC II"), the Company's subsidiary operating partnerships. The Company is the sole general partner of CMC, and the Company, CapStar LP Corporation, several wholly-owned subsidiaries of the Company, an affiliate of Highgate Hotels Inc. ("Highgate") and affiliates of Winston are the sole limited partners of CMC. CapStar General Corp., a wholly-owned subsidiary of the Company, is the sole general partner of CMC II, and a wholly-owned subsidiary of the Company and affiliates of Highgate are the sole limited partners of CMC II. The partnership agreements of CMC and CMC II (in each case, an "Operating Partnership") give the general partner full control over the business and affairs of the Operating Partnerships. The general partner is also given the right, in connection with the contribution of property to such Operating Partnerships or otherwise, to issue additional partnership interests in such Operating Partnerships in one or more classes or series, with such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as the general partner may determine.

    The partnership agreements of the Operating Partnerships provide two classes of partnership interests ("OP Units"), common OP Units and preferred OP Units, and the partners of the Operating Partnerships own the following aggregate numbers of such OP Units: (i) the Company and its wholly-owned subsidiaries --a number of common OP Units equal to the number of issued and outstanding shares of the Company's common stock, par value $0.01, (the "Common Stock"); (ii) affiliates of Highgate--409,523 common OP Units and 392,157 preferred OP Units; and (iii) affiliates of Winston--674,236 common OP Units. The preferred OP Units pay a 6.5% cumulative annual preferred return, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $25.50 per preferred OP Unit. All net income and capital proceeds earned by the Operating Partnerships, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the common OP Units in proportion to the number of common OP Units in the relevant Operating Partnership owned by each such holder.

    Each common OP Unit held by affiliates of Highgate and Winston is redeemable by the holder for one share of Common Stock (or, at the Company's option, for cash in an amount equal to the market value of a share of Common Stock). In addition, the preferred OP Units may be redeemed by CMC at a price of $25.50 per preferred OP Unit (or, at the Company's option, for a number of shares of Common Stock having a value equal to such redemption price) at any time after April 1, 2000 or by the holders of the preferred OP Units at a price of $25.50 per preferred OP Unit (in cash or, at the holder's option, for a number of shares of Common Stock having a value equal to the redemption price) at any time after April 1, 2004.

ITEM 2. PROPERTIES

    The Company maintains its corporate headquarters in Washington, D.C., satellite offices in California and North Carolina, and owns hotel properties throughout the United States and Canada. As of December 31, 1997, the Company had 47 Owned Hotels. The Company leases its offices as well as the land for four of its Owned Hotels (Embassy Row Hilton in Washington, DC; San Pedro Hilton in San Pedro, CA; Doubletree Resort in Palm Springs, CA; and Jekyll Inn on Jekyll Island, GA). No one hotel property is material to the operation of the Company. A typical CapStar hotel has meeting and banquet facilities, food and beverage facilities and guest rooms and suites.

    The Owned Hotels feature, or after the Company's renovation programs have been completed will feature, comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities that attract meeting and convention functions from groups and associations, upscale business and vacation travelers as well as banquets and receptions from the local community.

    The following table sets forth certain information with respect to the Owned Hotels for the year ended December 31, 1997:

                                                                                     GUEST                  AVERAGE
HOTEL                                                           LOCATION             ROOMS       ADR       OCCUPANCY
-----------------------------------------------------  --------------------------  ---------  ---------  -------------
Sheraton Hotel.......................................  Mesa, AZ                          273  $   89.49         53.6%
Embassy Suites.......................................  Tucson, AZ                        204      74.39         78.5
Orange County Airport Hilton.........................  Irvine, CA                        290      85.87         73.0
Doubletree Resort....................................  Palm Springs, CA                  289      97.45         66.9
Marriott Hotel.......................................  Los Angeles, CA                   469     118.56         60.5
Sacramento Hilton....................................  Sacramento, CA                    326      86.74         74.4
San Pedro Hilton.....................................  San Pedro, CA                     226      61.66         76.3
Santa Barbara Inn....................................  Santa Barbara, CA                  71     139.35         79.7
Holiday Inn..........................................  Colorado Springs, CO              201      67.16         70.7
Sheraton Hotel.......................................  Colorado Springs, CO              502      74.15         72.1
Embassy Suites Denver................................  Englewood, CO                     236     103.75         76.2
Doubletree Bradley Airport...........................  Windsor Locks, CT                 200      84.27         67.4
Embassy Row Hilton...................................  Washington, DC                    195     119.63         73.5
Georgetown Inn.......................................  Washington, DC                     95     137.95         72.4
The Latham Hotel.....................................  Washington, DC                    143     113.32         81.1
Westin Atlanta Airport...............................  Atlanta, GA                       496      79.18         75.5
Jekyll Inn...........................................  Jekyll Island, GA                 265      63.15         46.6
Radisson Hotel & Suites..............................  Chicago, IL                       341     134.71         81.2
Radisson Hotel.......................................  Schaumburg, IL                    202      83.59         75.9
Doubletree Guest Suites..............................  Indianapolis, IN                  137      87.05         71.0
Radisson Plaza.......................................  Lexington, KY                     367      77.76         62.1
Lafayette Hilton & Towers............................  Lafayette, LA                     328      73.65         72.8
Metro Airport Hilton Suites..........................  Detroit, MI                       151      81.37         85.7
Holiday Inn Sports Complex...........................  Kansas City, MO                   163      68.96         71.8
Sheraton Airport Plaza...............................  Charlotte, NC                     226      88.79         69.8
Four Points Hotel....................................  Cherry Hill, NJ                   213      73.72         60.7
Westin Morristown....................................  Morristown, NJ                    201     126.04         59.3
Marriott Hotel.......................................  Somerset, NJ                      434     111.62         75.0
Holiday Inn..........................................  Tinton Falls, NJ                  171      78.89         72.2
Doubletree Hotel.....................................  Albuquerque, NM                   294      80.50         67.2
Radisson Hotel Southwest.............................  Cleveland, OH                     237      78.06         66.6
Great Valley Sheraton................................  Frazer, PA                        154     100.44         76.3
Embassy Suites Center City...........................  Philadelphia, PA                  288     127.64         73.6
Arlington Hilton.....................................  Arlington, TX                     310      85.92         72.2
Doubletree Hotel.....................................  Austin, TX                        350      88.08         74.9
Radisson Hotel.......................................  Dallas, TX                        305      61.07         74.1
Sheraton Hotel.......................................  Dallas, TX                        348      64.61         61.4
Houston Southwest Hilton.............................  Houston, TX                       293      71.43         68.5
Westchase Hilton & Towers............................  Houston, TX                       295      95.72         79.5
Salt Lake Airport Hilton.............................  Salt Lake City, UT                287      80.05         78.6
Arlington Hilton.....................................  Arlington, VA                     209     110.31         78.3
National Airport Hilton..............................  Arlington, VA                     386      96.78         67.3
Bellevue Hilton......................................  Bellevue, WA                      180     110.38         79.3
Holiday Inn Calgary Airport..........................  Calgary, Alberta                  170      51.34         72.2
Sheraton Hotel.......................................  Guildford, B.C.                   280      72.85         74.8
Holiday Inn-Metrotown................................  Vancouver, B.C.                   100      75.03         87.8
Ramada Vancouver Centre..............................  Vancouver, B.C.                   118      75.00         81.8
                                                                                   ---------  ---------          ---
Total/Weighted Average...............................                                 12,019  $   88.84         71.3%
                                                                                   ---------  ---------          ---
                                                                                   ---------  ---------          ---

ITEM 3. LEGAL PROCEEDINGS

    In the course of the Company's normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CHO." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.

                                                                                          PRICE
                                                                                  ----------------------
                                                                                     HIGH         LOW
                                                                                  -----------  ---------
1998:
  First Quarter (through March 6, 1998).........................................  $36    1/2   $30  5/8
1997:
  Fourth Quarter (ended December 31, 1997)......................................   38    5/16   32  3/8
  Third Quarter (ended September 30, 1997)......................................   36    9/16   30  57/64
  Second Quarter (ended June 30, 1997)..........................................   31    5/8    24  1/4
  First Quarter (ended March 31, 1997)..........................................   28    1/8    19  3/8
1996:
  Fourth Quarter (ended December 31, 1996)......................................   19    5/8    16  7/8
  Third Quarter (from the IPO on August 20, 1996 through September 30, 1997)....   18    3/8    16  1/2

    The last reported sale price of the Common Stock on the NYSE on March 6, 1998 was $36.50. As of March 6, 1998, there were approximately 69 holders of record of the Common Stock.

    The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of the Company's business. Certain of the Company's loan agreements restrict the ability to pay dividends on the Common Stock. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

    On May 29, 1996, the Company issued 100 shares of Common Stock to Cherwell Investors, Inc., a wholly-owned subsidiary of Acadia Partners, L.P. for nominal consideration. The shares were issued without registration under the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

    On June 20, 1996, the Company entered into a Formation Agreement pursuant to which it became obligated to issue 3,504,221 shares of Common Stock to the beneficial owners of EquiStar Hotel Investors, L.P. ("EquiStar") and CMC. In August 1996, in connection with the IPO, the Company issued 3,504,221

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)
shares of Common Stock to such beneficial owners. Such issuances were made without registration under the Securities Act pursuant to exemptions from registration afforded by Section 4(2) of the Securities Act.

    On April 1, 1997, the Company issued 809,523 common OP Units and 392,157 preferred OP Units to Highgate in connection with the Company's purchase of a portfolio of six hotels from certain affiliates of Highgate. The OP Units were issued without registration under the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

    On November 17, 1997, the Company issued 674,236 common OP Units to affiliates of Winston in connection with the Company's acquisition of substantially all of the assets of Winston. The OP Units were issued without registration under the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial information for the Company. The Balance Sheet Data of the Company as of December 31, 1997 and 1996 and the Operating Results and Other Financial Data for the years ended December 31, 1997, 1996 and 1995, have been derived from the financial statements which are included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data as of December 31, 1995 and 1994 and the Operating Results and Other Financial Data for the years ended December 31, 1994 and 1993 have been derived from financial statements which are incorporated by reference into this Annual Report on Form 10-K. The Balance Sheet Data as of December 31, 1993 has been derived from financial statements not required to be included or incorporated by reference in this Annual Report on Form 10-K. The following information should be read in conjunction with the consolidated financial statements and notes thereto for the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                          YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                            1997         1996         1995        1994       1993
                                                        ------------  -----------  -----------  ---------  ---------

                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                                                            AND OPERATING DATA)
OPERATING RESULTS:
Revenue:
  Rooms...............................................  $    207,736  $    68,498  $    14,456  $       0  $       0
  Food, beverage, office rental and other.............       103,521       36,949        7,471          0          0
  Management services and other revenues..............         5,136        4,345        4,436      4,418      4,234
                                                        ------------  -----------  -----------  ---------  ---------
      Total revenue...................................       316,393      109,792       26,363      4,418      4,234
                                                        ------------  -----------  -----------  ---------  ---------
Operating expenses:
Departmental expenses:
  Rooms...............................................        51,075       17,509        4,190          0          0
  Food, beverage and other                                    77,373       27,102        5,437          0          0
Undistributed operating expenses:
  Administrative and general..........................        50,332       20,448        8,078      4,508      4,065
  Property and other operating costs..................        55,111       17,151        3,934          0          0
  Depreciation and amortization.......................        20,990        8,248        2,097         23         14
                                                        ------------  -----------  -----------  ---------  ---------
      Total operating expenses........................       254,881       90,458       23,736      4,531      4,079
                                                        ------------  -----------  -----------  ---------  ---------
Net operating income (loss)...........................        61,512       19,334        2,627       (113)       155
Interest expense, net.................................        21,024       12,346        2,414          0          0
Minority interest.....................................        (1,425)          39           18          0          0
Provision for income taxes (A)........................        14,911        2,674            0          0          0
Income (loss) before extraordinary loss...............        24,152        4,353          231       (113)       155
Extraordinary loss (B)................................        (4,092)      (1,956)        (888)         0          0
                                                        ------------  -----------  -----------  ---------  ---------
      Net income (loss)...............................  $     20,060  $     2,397  $      (657) $    (113) $     155
                                                        ------------  -----------  -----------  ---------  ---------
                                                        ------------  -----------  -----------  ---------  ---------
Basic earnings per share before extraordinary loss
  (C).................................................  $       1.29  $      0.31      --          --         --
Diluted earnings per share before extraordinary loss
  (C).................................................  $       1.27  $      0.31      --          --         --
Number of shares of common stock issued and
  outstanding (D).....................................        24,867       12,754      --          --         --

OTHER FINANCIAL DATA:
EBITDA (E)............................................  $     82,502  $    27,621  $     4,741  $     (90) $     169
Net cash provided by (used in) operating activities...        59,882       13,373        4,357         66       (101)
Net cash used in investing activities.................      (586,259)    (225,251)    (116,573)       (41)       (24)
Net cash provided by financing activities.............       588,428      226,830      119,048          0        244

                                                                          YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                            1997         1996         1995        1994       1993
                                                        ------------  -----------  -----------  ---------  ---------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                                                            AND OPERATING DATA)
BALANCE SHEET DATA:
Property and equipment, gross.........................  $    950,052  $   343,092  $   110,883  $     176  $     134
Total assets..........................................     1,124,642      379,161      132,650      1,232      1,458
Long term debt........................................       492,771      200,361       73,574          0          0

OPERATING DATA:
Owned Hotels:
  Number of hotels (D)................................            47           19            6     --         --
  Number of guest rooms (D)...........................        12,019        5,166        2,101     --         --
  Total revenue.......................................  $    311,257  $   105,447  $    21,927     --         --
  Average occupancy (F)...............................          72.0%        71.6%        72.3%    --         --
  ADR (G).............................................  $      86.87  $     82.84  $     71.58     --         --
  RevPAR(H)...........................................  $      62.55  $     59.31  $     51.75     --         --

------------------------

(A) No provision for federal income taxes was included prior to the August 1996 IPO because the Company's predecessor entities were partnerships and all federal income tax liabilities were passed through to the individual partners.

(B) During 1995, 1996 and 1997, certain loan facilities were refinanced and the write-offs of deferred costs associated with the prior facilities were recorded as extraordinary losses.

(C) Basic and diluted earnings per share before extraordinary loss for the year ended December 31, 1996 is based on earnings for the period from August 20, 1996 (the IPO date) through December 31, 1996.

(D) As of December 31 for the periods presented.

(E) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs, and should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's results of operations.

(F) Represents total number of rooms occupied by hotel guests on a paid basis divided by total available rooms.

(G) Represents total room revenue divided by total number of rooms occupied by hotel guests on a paid basis.

(H) Represents total room revenue divided by total available rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As of December 31, 1997, the Company owned, leased and/or managed 114 hotels with a total of 22,337 rooms. On various dates since March 1995, the Company purchased its 47 Owned Hotels containing 12,019 rooms. Prior to the IPO on August 20, 1996, the business of the Company was conducted through EquiStar, which owned certain hotels, and CMC, which managed the owned hotels and certain third-party hotels. CMC has been in the hotel management business since 1987. EquiStar, however, was not formed until January 12, 1995, and the Company did not own any hotels prior to that date. The historical financial statements for the years ended December 31, 1997, 1996 and 1995 reflect differing numbers of owned, leased, and managed hotels throughout the periods. The following table outlines the Company's portfolio of owned, leased and managed hotels:

                                                            OWNED                    LEASED                   MANAGED
                                                    ----------------------  ------------------------  ------------------------
                                                      HOTELS       ROOMS      HOTELS        ROOMS       HOTELS        ROOMS
                                                    -----------  ---------  -----------  -----------  -----------  -----------
December 31, 1997.................................          47      12,019          40        5,687           27        4,631
December 31, 1996.................................          19       5,166      --           --               28        4,619
December 31, 1995.................................           6       2,101      --           --               41        6,089

                                                            TOTAL
                                                    ----------------------
                                                      HOTELS       ROOMS
                                                    -----------  ---------
December 31, 1997.................................         114      22,337
December 31, 1996.................................          47       9,785
December 31, 1995.................................          47       8,190

FINANCIAL CONDITION

DECEMBER 31, 1997 COMPARED WITH DECEMBER 31, 1996

    Total assets increased by $745.4 million to $1.1 billion at December 31, 1997 from $379.2 million at December 31, 1996. This growth was primarily due to the acquisitions of 28 Owned Hotels and substantially all of the assets of Winston during 1997. Deposits, which include amounts escrowed during negotiations of potential and pending hotel acquisitions, increased to $16.2 million primarily due to the deposit on a portfolio of six hotels acquired in January 1998. Intangible assets increased by $45.7 million, due primarily to goodwill and hotel lease contracts acquired from Winston in November 1997, and financing fees paid related to new borrowings in 1997, net of write-offs of unamortized deferred financing fees related to previous borrowing facilities. Investments in affiliates increased mainly due to the Company entering into three new joint ventures during 1997. Restricted cash increased due to the new loan requirements of certain borrowing arrangements.

    Total liabilities increased by $338.6 million to $556.4 million at December 31, 1997 from $217.8 million at December 31, 1996. This overall increase was also due primarily to hotel acquisitions and the acquisition of Winston during 1997. Total long-term debt increased to $492.8 million at December 31, 1997, reflecting borrowings to finance 1997 hotel acquisitions, including the issuance of debt, offset by the use of proceeds from Common Stock offerings to repay outstanding indebtedness. See "Liquidity and Capital Resources."

    Minority interests increased to $48.8 million at December 31, 1997, reflecting the value of OP Units of the Company's operating partnership subsidiaries issued in conjunction with the acquisitions of certain hotels and Winston. The increase in additional paid-in capital resulted primarily from the net proceeds of Common Stock offerings and the redemption of OP Units in May 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

    Total revenue increased by 188% to $316.4 million in 1997 compared to $109.8 million in 1996. This increase resulted from acquiring 28 Owned Hotels and leasing 40 Leased Hotels during the year, and revenue growth from hotels in the Company's portfolio that benefited from renovation and repositioning programs. Operating expenses increased to $254.9 million in 1997 from $90.5 million in 1996 due to the increase in the number of hotels owned and leased during 1997. Net operating income as a percentage of total revenue increased to 19.4% in 1997 from 17.6% in 1996, reflecting increased operational efficiencies in the Company's hotel portfolio.

    Net interest expense increased to $21.0 million in 1997 from $12.3 million in 1996. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1997, partially offset by the use of proceeds from Common Stock offerings to repay outstanding indebtedness in 1997 and lower average interest rates charged on the Company's borrowings in 1997 as compared to 1996.

    Minority interests of $1.4 million in 1997 were significantly higher than in 1996 due to the minority interest related to the OP Units issued in 1997. Income taxes increased to $14.9 million in 1997 compared to $2.7 million in 1996, due to substantially higher levels of pre-tax income in 1997. The Company's overall effective tax rate decreased to 38.2% in 1997 from 40.0% in 1996 as a result of lower state and local taxes.

    Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") grew to $82.5 million in 1997 from $27.6 million in 1996. This growth reflects both the increase in the number of hotels owned and operated, and improved operating margins on the Company's overall hotel portfolio.

    During 1997 and 1996, the Company recognized extraordinary losses of $4.1 million and $2.0 million (net of tax benefits of $2.5 million and $1.3 million), respectively, related to the write-off of unamortized loan costs in connection with expanding the Company's credit facilities.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

    Total revenue increased to $109.8 million in 1996 from $26.4 million in 1995. The growth in revenue between 1995 and 1996 reflects the significant growth in the number of hotels owned.

    Operating costs and expenses increased to $90.5 million in 1996 from $23.7 million in 1995. Departmental expenses, property operating costs, selling, general and administrative costs and depreciation and amortization increased in 1996 over 1995. All of these increases reflect the growth in the number of owned hotels. The costs related to management of the third-party hotels remained stable between the periods.

    Operating income increased to $19.3 million in 1996 from $2.6 million in 1995. The increase from 1995 is due to the operating income generated by additional hotels and to increased efficiencies in the management of third-party hotels.

    Net interest expense of $12.3 million for 1996 increased from $2.4 million in 1995 due to the additional debt incurred related to the hotels acquired in 1996.

    EBITDA for 1996 grew to $27.6 million from $4.7 million in 1995, reflecting the increase in the number of hotels owned and operated.

    The extraordinary loss of $2.0 million in 1996 reflects the write-off of deferred financing fees of $3.3 million, net of a tax benefit of $1.3 million. The financing fees written-off were unamortized fees associated with a credit facility that was refinanced prior to maturity. The Company also incurred an extraordinary loss on extinguishment of debt during 1995 from the write-off of deferred financing fees in connection with a refinancing transaction.

    Net income increased to $2.4 million for 1996 from a net loss of $0.7 million for 1995. The primary reason for the increase is due to increased operating income generated by hotels acquired during 1996 and improvements in operating income from hotels acquired in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company's continuing operations are funded through cash generated from hotel operations. Hotel acquisitions and joint venture investments are financed through a combination of internally generated cash, external borrowings, and the issuance of OP Units, debt and/or Common Stock.

    At December 31, 1997, the Company had $83.4 million in cash and cash equivalents, an increase of $61.6 million from the balance of $21.8 million at December 31, 1996. Net cash provided by operations increased to $59.9 million compared to $13.4 million in 1996, mainly due to the increase in hotels owned and leased, and operating improvements at owned hotels. The Company used $586.3 million of cash in investing activities in 1997, primarily for the acquisition of hotels and capital expenditures at the Company's owned hotels. Net cash provided by financing activities of $588.4 million resulted from the proceeds from issuances of long-term debt, net of principal repayments and related deferred financing fees, and proceeds from two Common Stock offerings in 1997.

    In March 1997 and October 1997, the Company completed Common Stock offerings of an aggregate of 11,703,722 shares. Net proceeds of $329.8 million were used to fund certain hotel acquisitions and repay outstanding balances on the Company's credit facilities.

    In July 1997, the Company entered into a $450 million senior secured credit facility (the "Credit Facility"), consisting of a $350 million, 5-year revolving credit facility and a $100 million, 7-year term loan facility. The proceeds of the Credit Facility have been and will be used to fund new acquisitions, repay outstanding indebtedness and for general corporate purposes. Borrowings under the Credit Facility bear interest at variable interest rates based on the Company's compliance with certain financial ratios. The Company uses interest rate hedge contracts to limit its interest rate exposure on a portion of its variable-rate, long-term debt. These hedge contracts effectively reduce the impact of changes in interest rates on the Company's operating results. As of December 31, 1997, no borrowings were outstanding on the revolving credit facility and $100 million was outstanding on the term loan facility.

    In August 1997, the Company entered into a non-recourse facility (the "Non-Recourse Facility") with a maximum principal amount of $100 million. Borrowings under the Non-Recourse Facility have been used to fund hotel acquisitions. At December 31, 1997, $52.8 million was outstanding on the Non-Recourse Facility. In August 1997, the Company completed the offering of $150 million aggregate principal amount of its 8 3/4% subordinated notes due 2007. The net proceeds to the Company of $144.6 million were used to repay outstanding indebtedness under the Credit Facility.

    In October 1997, the Company completed an offering of $172.5 million aggregate principal amount of its 4.75% convertible subordinated notes due 2004. These notes are convertible into shares of the Common Stock at the option of the holders at $43 per share. Total net proceeds to the Company of $167.6 million were used to fund certain hotel acquisitions and repay outstanding balances on the Company's credit facilities.

    At December 31, 1997, the Company had available $350.0 million under the Credit Facility and $32.2 million under the Non-Recourse Facility. In January 1998, the Company used $69 million of cash and $81 million of additional borrowings under the Credit Facility to purchase a portfolio of six hotels.

    The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has initiated an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Additionally, the Company does not expect the Year 2000 problem to have a material effect on its financial position or results of operations. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the financial position or operations of the Company.

    Capital for renovation work has been and is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. The Company believes that these initial and continuing capital investments will, in conjunction with operating improvements the Company implements after purchasing a hotel, substantially enhance the competitive position and operating results of its hotels. During the year ended December 31, 1997, the Company spent $32.7 million on initial renovation and ongoing capital expenditure programs. The Company expects to spend approximately $105.0 million during 1998 to complete initial renovation programs and to fund ongoing capital expenditures for the Owned Hotels.

    The Company believes cash generated by operations, together with existing borrowing capacity, will be sufficient to fund its existing working capital, ongoing capital expenditures, and debt service requirements. In addition, the Company expects to continue to make acquisitions of upscale, full-service hotels and hotel management companies, and to secure additional management contracts. Also, the Company has invested in three joint ventures during 1997. The Company expects to form additional joint ventures and strategic alliances with institutional and private hotel owners to invest in future acquisitions, and to secure additional fee management arrangements. The Company believes that there will continue to be additional investment and acquisition opportunities in 1998. The Company expects to finance these future acquisitions and investments through a combination of existing borrowing capacity and the issuance of OP Units and/or Common Stock. The Company believes, however, that its future capital decisions will also be made in response to specific acquisition and/or investment opportunities depending upon conditions in the capital and other financial markets. Accordingly, the Company may consider increasing its borrowing capacity or issuing additional debt or equity securities, the proceeds of which could be used to finance acquisitions or investments, or to refinance existing debt.

SEASONALITY

    Demand in the lodging industry is affected by recurring seasonal patterns. Demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, the Company's operations are seasonal in nature, with lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

INFLATION

    The rate of inflation has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K, including information appearing under the captions "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performances or achievements of the Company to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, the following: the ability of the Company to successfully implement its acquisition strategy and operating strategy; the Company's ability to manage rapid expansion; changes in economic cycles; competition from other hospitality companies; and changes in the laws and government regulations applicable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

CAPSTAR HOTEL COMPANY

Independent Auditors' Report...........................................................         21

Consolidated Balance Sheets as of December 31, 1997 and 1996...........................         22

Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and
  1995.................................................................................         23

Consolidated Statements of Stockholders' Equity and Partners' Capital for the years
  ended December 31, 1997, 1996 and 1995...............................................         24

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and
  1995.................................................................................         25

Notes to the Consolidated Financial Statements.........................................         26

Schedule III--Real Estate and Accumulated Depreciation.................................         40

    All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CapStar Hotel Company:

    We have audited the accompanying consolidated balance sheets of CapStar Hotel Company and subsidiaries (formerly EquiStar Hotel Investors, L.P. and CapStar Management Company, L.P., the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, and the supplementary schedule. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapStar Hotel Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles, and the supplementary schedule, in our opinion, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Washington, D.C.
February 6, 1998

                             CAPSTAR HOTEL COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           1997          1996
                                                                                       -------------  -----------
                                       ASSETS
Current Assets:
    Cash and cash equivalents........................................................  $      83,429  $    21,784
    Accounts receivable, net of allowance for doubtful accounts of $577 in 1997 and
      $189 in 1996...................................................................         26,009        8,109
    Deposits.........................................................................         16,173        3,167
    Prepaid expenses, inventory and other............................................          7,218        2,775
                                                                                       -------------  -----------
Total current assets.................................................................        132,829       35,835
Property and equipment:
    Land.............................................................................        125,140       58,127
    Buildings........................................................................        737,095      248,376
    Furniture, fixtures and equipment................................................         75,226       32,698
    Construction-in-progress.........................................................         12,591        3,891
                                                                                       -------------  -----------
                                                                                             950,052      343,092
    Accumulated depreciation.........................................................        (27,275)      (8,641)
                                                                                       -------------  -----------
Total property and equipment, net....................................................        922,777      334,451
Investments in and advances to affiliates............................................         11,970          650
Restricted cash......................................................................          3,111      --
Intangible assets, net of accumulated amortization of $2,032 in 1997 and $802 in
  1996...............................................................................         53,955        8,225
                                                                                       -------------  -----------
                                                                                       $   1,124,642  $   379,161
                                                                                       -------------  -----------
                                                                                       -------------  -----------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable.................................................................  $      16,726  $     4,125
    Accrued expenses and other liabilities...........................................         40,246       10,737
    Income taxes payable.............................................................            565        1,436
    Long-term debt, current portion..................................................          1,056          498
                                                                                       -------------  -----------
Total current liabilities............................................................         58,593       16,796
Deferred income taxes................................................................          6,098        1,181
Long-term debt.......................................................................        491,715      199,863
                                                                                       -------------  -----------
Total liabilities....................................................................        556,406      217,840
                                                                                       -------------  -----------
Minority interests...................................................................         48,824          606
Commitments and contingencies
Stockholders' Equity:
    Common stock, par value $0.01 per share
      Authorized-- 49,000 shares
      Issued and outstanding-- 24,867 and 12,754 shares..............................            249          128
    Additional paid-in capital.......................................................        499,576      158,533
    Retained earnings................................................................         22,114        2,054
    Cumulative foreign currency translation adjustment...............................         (2,527)     --
                                                                                       -------------  -----------
Total stockholders' equity...........................................................        519,412      160,715
                                                                                       -------------  -----------
                                                                                       $   1,124,642  $   379,161
                                                                                       -------------  -----------
                                                                                       -------------  -----------

          See accompanying notes to consolidated financial statements.

                             CAPSTAR HOTEL COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     1997       1996       1995
                                                                                  ----------  ---------  ---------
Revenue:
  Hotel operations:
      Rooms.....................................................................  $  207,736  $  68,498  $  14,456
      Food and beverage.........................................................      86,298     30,968      5,900
      Other operating departments...............................................      15,049      5,981      1,571
  Office rental, parking and other revenue......................................       2,174     --         --
  Hotel management and other fees...............................................       5,136      4,345      4,436
                                                                                  ----------  ---------  ---------
Total revenue...................................................................     316,393    109,792     26,363
                                                                                  ----------  ---------  ---------
Hotel operating expenses by department:
      Rooms.....................................................................      51,075     17,509      4,190
      Food and beverage.........................................................      68,036     24,589      4,924
      Other operating departments...............................................       8,492      2,513        513
Office rental, parking and other operating expenses.............................         845     --         --
Undistributed operating expenses:
      Administrative and general................................................      50,332     20,448      8,078
      Property operating costs..................................................      38,437     12,586      2,624
      Property taxes, insurance and other.......................................      12,558      4,565      1,310
      Lease expense.............................................................       4,116     --         --
      Depreciation and amortization.............................................      20,990      8,248      2,097
                                                                                  ----------  ---------  ---------
Total operating expenses........................................................     254,881     90,458     23,736
                                                                                  ----------  ---------  ---------
Net operating income............................................................      61,512     19,334      2,627
Interest expense, net...........................................................      21,024     12,346      2,414
                                                                                  ----------  ---------  ---------
Income before minority interests, income taxes, and extraordinary loss..........      40,488      6,988        213
Minority interests..............................................................      (1,425)        39         18
                                                                                  ----------  ---------  ---------
Income before income taxes and extraordinary loss...............................      39,063      7,027        231
Income taxes....................................................................      14,911      2,674     --
                                                                                  ----------  ---------  ---------
Income before extraordinary loss................................................      24,152      4,353        231
Extraordinary loss on early extinguishment of debt, net of tax benefit of $2,508
  in 1997, $1,304 in 1996, and $0 in 1995.......................................       4,092      1,956        888
                                                                                  ----------  ---------  ---------
Net income (loss)...............................................................  $   20,060  $   2,397  $    (657)
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Earnings per share:
  Basic:
      Income before extraordinary loss..........................................  $     1.29  $    0.31     --
      Extraordinary loss........................................................       (0.22)     (0.15)    --
                                                                                  ----------  ---------  ---------
      Net income................................................................  $     1.07  $    0.16     --
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
  Diluted:
      Income before extraordinary loss..........................................  $     1.27  $    0.31     --
      Extraordinary loss........................................................       (0.21)     (0.15)    --
                                                                                  ----------  ---------  ---------
      Net income................................................................  $     1.06  $    0.16     --
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                             CAPSTAR HOTEL COMPANY

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                    CUMULATIVE
                                                                                      FOREIGN      PARTNERS' CAPITAL
                                          COMMON STOCK       ADDITIONAL              CURRENCY    ---------------------
                                     ----------------------   PAID-IN    RETAINED   TRANSLATION   GENERAL    LIMITED
                                      SHARES      AMOUNT      CAPITAL    EARNINGS   ADJUSTMENT   PARTNERS    PARTNERS     TOTAL
                                     ---------  -----------  ----------  ---------  -----------  ---------  ----------  ----------
Initial capital contributions on
  January 12, 1995.................     --       $  --       $   --      $  --       $  --       $      89  $    1,684  $    1,773
Capital contributions..............     --          --           --         --          --           2,431      46,194      48,625
Capital distributions..............     --          --           --         --          --              (1)       (115)       (116)
Net loss for the year ended
  December 31, 1995................     --          --           --         --          --             (87)       (570)       (657)
                                     ---------       -----   ----------  ---------  -----------  ---------  ----------  ----------
                                        --          --           --         --          --           2,432      47,193      49,625
Less-notes receivable from
  management for capital
  contributions....................     --          --           --         --          --          --            (987)       (987)
                                     ---------       -----   ----------  ---------  -----------  ---------  ----------  ----------
Balance, December 31, 1995.........     --          --           --         --          --           2,432      46,206      48,638

Capital distributions..............     --          --           --         --          --              (2)       (170)       (172)
Repayment of notes receivable from
  management.......................     --          --           --         --          --          --             987         987
Net income for period January 1,
  1996 through August 19, 1996.....     --          --           --         --          --              45         298         343
                                     ---------       -----   ----------  ---------  -----------  ---------  ----------  ----------
Balance, August 19, 1996...........     --          --           --         --          --           2,475      47,321      49,796

Issuance of common stock...........      6,750          68      110,044     --          --          --          --         110,112
Shares issued for partners' capital
  on August 20, 1996...............      6,004          60       49,736     --          --          (2,475)    (47,321)     --
Deferred tax liability assumed from
  partners on
  August 20, 1996..................     --          --           (1,247)    --          --          --          --          (1,247)
Net income for period August 20,
  1996 through December 31, 1996...     --          --           --          2,054      --          --          --           2,054
                                     ---------       -----   ----------  ---------  -----------  ---------  ----------  ----------
Balance, December 31, 1996.........     12,754         128      158,533      2,054      --          --          --         160,715

Issuances of common stock..........     11,713         117      330,047     --          --          --          --         330,164
Redemption of OP Units.............        400           4       10,996     --          --          --          --          11,000
Net income for the year............     --          --           --         20,060      --          --          --          20,060
Cumulative foreign currency
  translation adjustment...........     --          --           --         --          (2,527)     --          --          (2,527)
                                     ---------       -----   ----------  ---------  -----------  ---------  ----------  ----------
Balance, December 31, 1997.........     24,867   $     249   $  499,576  $  22,114   $  (2,527)     --          --      $  519,412
                                     ---------       -----   ----------  ---------  -----------  ---------  ----------  ----------
                                     ---------       -----   ----------  ---------  -----------  ---------  ----------  ----------

        See accompanying notes to the consolidated financial statements.

                             CAPSTAR HOTEL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Operating activities:
  Net income (loss)...........................................................  $   20,060  $    2,397  $     (657)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.............................................      20,990       8,248       2,097
    Extraordinary loss on early extinguishment of debt........................       6,600       3,260         618
    Minority interests........................................................       1,425         (39)        (18)
    Changes in operating assets and liabilities:
      Accounts receivable, net................................................     (17,900)     (5,360)     (2,749)
      Deposits, prepaid expenses, inventory and other.........................     (17,449)     (4,011)     (1,889)
      Accounts payable........................................................      12,601       1,797       2,329
      Accrued expenses and other liabilities..................................      29,509       5,711       4,626
      Income taxes payable....................................................        (871)      1,436      --
      Deferred income taxes...................................................       4,917         (66)     --
                                                                                ----------  ----------  ----------
Net cash provided by operating activities.....................................      59,882      13,373       4,357
                                                                                ----------  ----------  ----------

Investing activities:
  Purchases of property and equipment.........................................    (558,265)   (231,885)   (109,223)
  Purchases of intangible assets..............................................     (13,476)     --          --
  Investments in and advances to affiliates...................................     (11,320)       (650)     --
  Purchases of minority interests.............................................         (87)        (67)     --
  Change in restricted cash...................................................      (3,111)      7,351      (7,351)
                                                                                ----------  ----------  ----------
Net cash used in investing activities.........................................    (586,259)   (225,251)   (116,574)
                                                                                ----------  ----------  ----------

Financing activities:
  Proceeds from long-term debt................................................     844,192     372,778      98,058
  Principal payments on long-term debt........................................    (568,828)   (248,387)    (23,133)
  Release of (additions to) restricted deposits for hedge agreement...........      --           2,559      (2,023)
  Deferred financing fees.....................................................     (16,612)    (10,943)     (3,000)
  Partners' capital contributions.............................................      --          --          50,250
  Repayments from (loans to) management.......................................      --             987        (987)
  Proceeds from issuances of common stock, net................................     330,164     110,112      --
  Distributions to limited partners...........................................      --            (172)       (116)
  Distributions to minority investors.........................................        (488)       (104)     --
                                                                                ----------  ----------  ----------
Net cash provided by financing activities.....................................     588,428     226,830     119,049
                                                                                ----------  ----------  ----------

Effect of exchange rate changes on cash and cash equivalents..................        (406)     --          --
Net increase in cash and cash equivalents.....................................      61,645      14,952       6,832
Cash and cash equivalents, beginning of year..................................      21,784       6,832      --
                                                                                ----------  ----------  ----------
Cash and cash equivalents, end of year........................................  $   83,429  $   21,784  $    6,832
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                             CAPSTAR HOTEL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION

    CapStar Hotel Company and its subsidiaries (collectively, the "Company") was formed pursuant to certain Formation Transactions (the "Formation Transactions") prior to or on August 20, 1996. Prior to its August 20, 1996 initial public offering (the "IPO"), the Company's business was conducted through its predecessor entities, EquiStar Hotel Investors, L.P. and subsidiaries (collectively, "EquiStar") and CapStar Management Company, L.P. ("CMC").

    The principal activity of the Company is to acquire, renovate, reposition and manage upscale, full-service hotels. The Company also leases and manages certain other hotels. The Company owns, leases and manages hotels through its two operating partnerships: CMC and CapStar Management Company II, L.P. ("CMC II"). Separate wholly-owned limited liability companies or limited partnerships directly own the hotels and leases. The owned, leased and managed hotels are located in 29 states, the District of Columbia, the U.S. Virgin Islands and Canada, and are operated under various franchise agreements. The following table outlines the Company's portfolio of owned, leased and managed hotels:

                                                                  OWNED                    LEASED                   MANAGED
                                                          ----------------------  ------------------------  ------------------------
                                                            HOTELS       ROOMS      HOTELS        ROOMS       HOTELS        ROOMS
                                                          -----------  ---------  -----------  -----------  -----------  -----------
December 31, 1997.......................................          47      12,019          40        5,687           27        4,631
December 31, 1996.......................................          19       5,166      --           --               28        4,619
December 31, 1995.......................................           6       2,101      --           --               41        6,089

                                                                  TOTAL
                                                          ----------------------
                                                             HOTEL       ROOMS
                                                             -----     ---------
December 31, 1997.......................................         114      22,337
December 31, 1996.......................................          47       9,785
December 31, 1995.......................................          47       8,190

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include all majority-owned and controlled subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in the consolidation for 1997 and 1996 (subsequent to the IPO). The accounts of EquiStar and CMC have been combined in the financial statements in 1996 (prior to the IPO) and 1995 as these entities were under common ownership. All significant intercompany transactions and balances were eliminated in the combination for 1996 and 1995.

    Outside parties hold minority ownership interests in certain of the Company's consolidated subsidiaries in the form of common and preferred operating partnership units ("OP Units") in CMC and CMC II and partnership interests in certain consolidated subsidiaries. For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of these subsidiaries are included in the Company's consolidated financial statements and the outside parties' interests are reflected as minority interests.

    Investments in unconsolidated joint ventures and affiliated companies in which the Company holds a voting interest of 50% or less and exercises significant influence are accounted for using the equity method. The Company uses the cost method to account for its investment in entities in which it does not have the ability to exercise significant influence.

    CASH EQUIVALENTS AND RESTRICTED CASH--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts required to be maintained in escrow under certain of the Company's credit facilities.

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPOSITS--Deposits primarily represent amounts escrowed during the negotiation of potential and pending hotel acquisitions.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost, which includes the allocated purchase price for hotel acquisitions, or at fair value at the time of contribution for contributed property. Property and equipment balances are depreciated using the straight-line method over lives ranging from five to 40 years.

    INTANGIBLE ASSETS--Intangible assets consist of the value of goodwill and lease contracts purchased, deferred financing fees, and organization and franchise costs. Goodwill represents the excess of cost over the fair value of the net assets of acquired businesses. Intangibles are amortized on a straight-line basis over the estimated useful lives of the underlying assets ranging from five to 40 years.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG--LIVED ASSETS TO BE DISPOSED OF--The carrying values of long-lived assets, which include property and equipment and all intangibles, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected undiscounted future net cash flows is less than book value. No impairment losses were recorded during 1997, 1996 or 1995.

    INCOME TAXES--Prior to the Formation Transactions, no provision for income taxes was made since the Company's predecessor entities were partnerships, and, therefore, all income, losses, and credits for tax purposes were passed through to the individual partners. Concurrent with the Formation Transactions the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

    FOREIGN CURRENCY TRANSLATION--Results of operations for the Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment. Transaction gains and losses are included in the results of operations as incurred.

    REVENUE RECOGNITION--Revenue is earned through the operations and management of the hotel properties and is recognized when earned. Office, retail and parking rental is generally recognized on a straight-line basis over the terms of the respective leases.

    FINANCIAL INSTRUMENTS--From time to time the Company enters into swap and collar agreements that are designated as, and are effective as, hedges against the impact of interest rate fluctuation on certain of the Company's existing and probable future long-term debt instruments. Because these agreements qualify for hedge accounting treatment, any gains or losses are recognized as adjustments to interest expense over the lives of the underlying debt instruments. For hedge agreements that are terminated early or that are associated with anticipated future debt instruments, gains or losses are deferred until those debt instruments are entered into. If the Company determines it is no longer probable that the Company will enter into an anticipated debt instrument, any related deferred gains or losses are recognized in the current period.

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NEW ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and such items as foreign currency items and certain unrealized gains and losses. This standard is effective for the Company's fiscal year 1998 and requires prior years' comparative financial statements to be reclassified to reflect the provisions of this standard.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas and major customers. This standard is also effective for the Company's 1998 fiscal year. The Company is currently in the process of evaluating the effect this new standard will have on its financial statement presentation and disclosures and the required information, if any, will be reflected in the Company's 1998 financial statements.

    RECLASSIFICATIONS--Certain 1996 and 1995 amounts have been reclassified to conform to 1997 presentation.

3. INVESTMENTS IN AND ADVANCES TO AFFILIATES

    The Company has made investments in certain unconsolidated corporate joint ventures and affiliated companies. The Company's investment in and advances to these corporate joint ventures and affiliated companies are summarized as follows:

                                                                                  DECEMBER 31,
                                                                             -----------------------
                                                       OWNERSHIP INTEREST        1997        1996
                                                      ---------------------  ------------  ---------
CapStar Hallmark Company L.L.C......................               50%        $    3,441   $  --
CapStar Wyandotte Company L.L.C.....................               50%             3,023      --
HGI Holdings, L.L.C.................................                               1,895      --
Boystar Ventures, L.P...............................                9%             1,175      --
Other...............................................                               2,436         650
                                                                             ------------  ---------
                                                                              $   11,970   $     650
                                                                             ------------  ---------
                                                                             ------------  ---------

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED)
    Combined summarized financial information of the Company's unconsolidated corporate joint ventures and affiliated companies at December 31, 1997 is as follows:

Balance Sheet data:
Current assets.....................................................  $   2,964
Non-current assets.................................................     41,333
Current liabilities................................................      1,788
Non-current liabilities............................................        168
                                                                     ---------
                                                                     ---------
Operating data:
Revenue............................................................  $  10,140
Net income.........................................................      1,425
                                                                     ---------
                                                                     ---------

4. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Goodwill.................................................................  $  27,847  $  --
Lease contracts..........................................................      6,576     --
Deferred financing fees..................................................     16,704      7,220
Other....................................................................      4,860      1,807
                                                                           ---------  ---------
                                                                              55,987      9,027
Less accumulated amortization............................................     (2,032)      (802)
                                                                           ---------  ---------
                                                                           $  53,955  $   8,225
                                                                           ---------  ---------
                                                                           ---------  ---------

    On July 1, 1997, September 30, 1996, and December 21, 1995, the Company recognized extraordinary losses of $4,092, $1,956 and $888 (net of tax benefits of $2,508, $1,304 and $0), respectively, due to the write-off of unamortized deferred financing fees in conjunction with refinancing certain credit facilities.

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Credit Facility.......................................................  $  100,000  $   --
Convertible Notes.....................................................     172,500      --
Subordinated Notes....................................................     149,805      --
Non-Recourse Facility.................................................      52,750      --
Mortgage Debt.........................................................      15,084      --
Bankers Trust Credit Facility.........................................      --         149,000
Bankers Trust Subordinated Debt.......................................      --          50,000
Other.................................................................       2,632       1,361
                                                                        ----------  ----------
                                                                           492,771     200,361
Less current portion..................................................      (1,056)       (498)
                                                                        ----------  ----------
                                                                        $  491,715  $  199,863
                                                                        ----------  ----------
                                                                        ----------  ----------

    CREDIT FACILITY--On July 1, 1997, the Company entered into a $450,000 senior secured credit facility (the "Credit Facility") with a syndicate of lenders led by Lehman Brothers Holdings Inc. ("Lehman Brothers"). The Credit Facility is structured as a $350,000, 5-year revolving credit facility and a $100,000, 7-year term loan facility and is secured by substantially all of the Company's assets, except those assets securing the Non-Recourse Facility (defined below) and the mortgage debt. The Credit Facility provides for acquisition loans, working and renovation capital and letters of credit. The initial proceeds from the Credit Facility were used to repay outstanding indebtedness under certain existing credit facilities.

    Borrowings under the Credit Facility bear interest, at the Company's option, at a rate equal to the lender's prime rate plus a spread of between 0.5% and 1.125% or one, two, three or nine month LIBOR plus a spread of between 1.5% and 2.125%. The interest rate spread is determined based upon the Company's compliance with certain financial ratios. At December 31, 1997, the interest rate on the Credit Facility was 7.6%.

    The Credit Facility includes a commitment fee payable quarterly and calculated using an annual rate of 0.25% times the average unutilized balance. During 1997, the Company incurred $339 of commitment fees for the Credit Facility, which are included in interest expense.

    The Credit Facility contains certain covenants, including maintenance of certain financial ratios, restrictions on payments of dividends, certain reporting requirements and other customary restrictions. Additionally, the Company's ability to borrow under the Credit Facility is subject to certain of these financial covenants that are calculated with reference to the Company's cash flow from operations. As of December 31, 1997, the entire $350,000 unutilized balance of the Credit Facility was available to the Company for borrowing.

    CONVERTIBLE NOTES--On October 9, 1997, the Company completed the offering of $172,500 aggregate principal amount of its 4.75% convertible subordinated notes due 2004 (the "Convertible Notes"), generating net proceeds to the Company of $167,581. The proceeds were used to repay outstanding

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. LONG-TERM DEBT (CONTINUED)
indebtedness under the Credit Facility and to finance certain hotel acquisitions. The Convertible Notes are unsecured obligations of the Company and provide for semi-annual payments of interest in April and October, commencing in April 1998.

    SUBORDINATED NOTES--On August 19, 1997, the Company completed the offering of $150,000 aggregate principal amount (issue price of $149,799, net of discount) of its 8.75% senior subordinated notes due 2007 (the "Subordinated Notes"), generating net proceeds to the Company of $144,620. The proceeds were used to repay outstanding indebtedness under the Credit Facility. The indenture pursuant to which the Subordinated Notes were issued contains certain covenants, including maintenance of certain financial ratios, reporting requirements, and other customary restrictions. The Subordinated Notes are unsecured obligations of the Company and provide for semi-annual payments of interest on February 15 and August 15, commencing on February 15, 1998.

    NON-RECOURSE FACILITY--On August 12, 1997, the Company and Lehman Brothers entered into a $100,000 non-recourse facility (the "Non-Recourse Facility"). The Non-Recourse Facility has an 18-month initial term that can be extended an additional 12 months, at the Company's option, subject to payment of additional fees and compliance with certain financial ratios. The facility contains certain covenants, including maintenance of certain financial ratios, reporting requirements, and other customary restrictions. The Non-Recourse Facility is secured by three hotels owned by the Company and bears interest at a rate of between 1.75% and 2.70% over 30-day LIBOR, based upon compliance with certain ratios. At December 31, 1997, the interest rate on the Non-Recourse Facility was 8.3%. At December 31, 1997, $32,166 of the Non-Recourse Facility was available to the Company for borrowing.

    MORTGAGE DEBT--On January 31, 1997, the Company assumed a $15,628 mortgage with an interest rate of 9.35% in connection with a hotel acquisition. This note matures in 2001 and requires monthly principal and interest payments.

    BANKERS TRUST DEBT--On September 30, 1996, the Company entered into a $225,000 revolving credit facility with a group of lenders led by Bankers Trust Company ("Bankers Trust"). This senior secured revolving credit facility (the "Bankers Trust Credit Facility") provided for acquisition loans, working and renovation capital, and letters of credit and had an initial term of three years. The initial proceeds were used to refinance virtually all of the Company's existing indebtedness and to fund hotel renovations. Interest on the Bankers Trust Credit Facility was payable at the Company's election of certain base rates plus fixed spreads. The interest rate on the Bankers Trust Credit Facility at December 31, 1996, was 7.6%.

    On December 13, 1996, the Company entered into a $50,000 unsecured senior subordinated credit facility with Bankers Trust as agent and arranger (the "Bankers Trust Subordinated Debt"). The net proceeds from the Bankers Trust Subordinated Debt borrowing were used to acquire certain hotels and for general corporate purposes. Interest on the Bankers Trust Subordinated Debt was calculated at a base rate plus a fixed spread. The interest rate at December 31, 1996, was 9.6%.

    In conjunction with entering into the Credit Facility on July 1, 1997, the Company terminated both the Bankers Trust Credit Facility and the Bankers Trust Subordinated Debt (see Note 4).

    HEDGE AGREEMENTS--On February 18, 1997, the Company entered into a $40,000 swap agreement and a $40,000 collar agreement with Lehman Brothers Special Financing, Inc. and Canadian Imperial Bank of

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. LONG-TERM DEBT (CONTINUED)
Commerce, respectively, in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreement effectively fixes one- month LIBOR at 5.9% while the collar agreement creates a one-month LIBOR floor of 5.1% and ceiling of 7.5%. During the period ended December 31, 1997 the Company made payments totaling $88 relating to these hedges. This amount is included in interest expense. Both hedge agreements terminate in September 1999.

    Additionally, in anticipation of the August 1997 Subordinated Notes offering, the Company entered into separate hedge transactions during June and July 1997. Upon completion of the Subordinated Notes offering, the Company terminated the underlying swap agreements, resulting in the net payment to the Company of $836. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the Subordinated Notes has been reduced to 8.69%.

    In August 1995, the Company entered into an agreement to hedge against the impact future interest rate fluctuations may have on the Company's various floating rate debt instruments. The agreement was terminated in May 1996 and the Company received a cash payment of $536. The amount was deferred for financial statement purposes. The deferred gain relating to this agreement is $200 and $511 at December 31, 1997 and 1996, respectively.

    FUTURE MATURITIES--Aggregate future maturities of the above obligations are as follows:

1998..............................................................  $   1,056
1999..............................................................     54,466
2000..............................................................      1,826
2001..............................................................     13,118
2002..............................................................     --
Thereafter........................................................    422,305
                                                                    ---------
                                                                    $ 492,771
                                                                    ---------
                                                                    ---------

    Management has determined that the outstanding balance of the Company's long-term debt approximates its fair value by discounting the future cash flows under the debt arrangements using rates currently available for debt with similar terms and maturities.

6. INCOME TAXES

    The Company's income taxes were allocated as follows:

                                                                             1997       1996
                                                                           ---------  ---------
Taxes on income before extraordinary loss................................  $  14,911  $   2,674
Tax benefit on extraordinary loss........................................     (2,508)    (1,304)
                                                                           ---------  ---------
                                                                           $  12,403  $   1,370
                                                                           ---------  ---------
                                                                           ---------  ---------

    The Company's 1996 income taxes are based on pretax income since the Formation Transactions and the associated change in the Company's tax status to a C Corporation on August 20, 1996. Income before income taxes and extraordinary loss for the period August 20, 1996 through December 31, 1996 was $6,684.

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. INCOME TAXES (CONTINUED)

    The Company's effective income tax rate differs from the federal statutory income tax rate as follows:

                                                                                    1997       1996
                                                                                  ---------  ---------
Statutory tax rate..............................................................       35.0%      34.0%
State and local taxes...........................................................        2.6        6.0
Other...........................................................................        0.6     --
                                                                                        ---        ---
                                                                                       38.2%      40.0%
                                                                                        ---        ---
                                                                                        ---        ---

    The components of income tax expense related to income before extraordinary loss are as follows:

                                                                             1997       1996
                                                                           ---------  ---------
Current:
  Federal................................................................  $   7,542  $   2,118
  State..................................................................        899        622
  Foreign................................................................      1,553     --
                                                                           ---------  ---------
                                                                               9,994      2,740
Deferred:
  Federal................................................................      4,243        (51)
  State..................................................................        505        (15)
  Foreign................................................................        169         --
                                                                           ---------  ---------
                                                                               4,917        (66)
                                                                           ---------  ---------
                                                                           $  14,911  $   2,674
                                                                           ---------  ---------
                                                                           ---------  ---------

    The tax effects of the principal temporary differences that give rise to the Company's net deferred tax liability are as follows:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Accelerated depreciation.......................................................................  $   5,788  $   1,515
Allowance for doubtful accounts................................................................       (219)       (75)
Accrued vacation...............................................................................       (385)      (252)
Accrued expenses...............................................................................        570     --
Other..........................................................................................        344         (7)
                                                                                                 ---------  ---------
Net deferred tax liability.....................................................................  $   6,098  $   1,181
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    There is no valuation allowance for deferred tax assets as of December 31, 1997 or 1996 as management believes it is more likely than not that these deferred tax assets will be fully realized.

7. STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

    COMMON STOCK TRANSACTIONS--In connection with the Formation Transactions, the Company issued 6,004,321 shares of common stock to the partners of EquiStar and CMC.

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. STOCKHOLDERS' EQUITY AND MINORITY INTERESTS (CONTINUED)
    On August 20, 1996, the Company completed its IPO of 9,250,000 shares of common stock at a price of $18 per share. The Company sold 6,750,000 of the initial shares, which, after underwriting discounts, commissions and other IPO expenses, produced net proceeds to the Company of $110,112. The remaining 2,500,000 shares were sold by Acadia Partners, L.P. and certain related entities ("Acadia Partners"), which received all of the net proceeds from the sale of their shares. The Company used the proceeds of the IPO to repay a portion of the Company's outstanding indebtedness.

    On March 12, 1997, the Company completed a follow-on offering of 5,750,000 shares of common stock at a price of $24.75 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company were $134,051, and were used to fund certain hotel acquisitions and repay a portion of the Company's outstanding indebtedness.

    On October 9, 1997, the Company completed an additional follow-on offering of 5,953,722 shares of common stock at $34.625 per share. Concurrent with the common stock offering, the Company also completed the Convertible Notes offering. The notes are convertible into shares of the Company's common stock, any time after 90 days following issuance, at the option of the holders at $43 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the Convertible Notes offering and the common stock offering were $167,581 and $195,766, respectively. The proceeds were used to fund certain acquisitions and repay certain indebtedness.

    In May 1997, the Company implemented a stock purchase plan that allows eligible employees to purchase the Company's common stock at a discount to market value. The Company has reserved 500,000 shares of common stock for issuance under this plan. Through December 31, 1997, the Company has issued 8,927 shares in conjunction with the plan.

    PREFERRED STOCK--At the discretion of the Board of Directors, the Company may issue up to 25,000,000 shares of preferred stock having such rights, preferences and privileges as the Board of Directors so designates. The rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of such preferred stock. No shares of preferred stock were issued or outstanding as of December 31, 1997 and 1996.

    OP UNITS--During 1997, the Company issued 1,483,759 common OP Units and 392,157 preferred OP Units to partially finance the purchases of both certain hotels and lease contracts on hotels. The preferred OP Units pay a fixed annual return of 6.5% and are entitled to a liquidation preference of $25.50 per preferred OP Unit; the total return paid on these units in 1997 was $488. All net income and capital proceeds earned by the operating partnerships, after payment of the annual preferred return and, if applicable, the liquidation preference, is shared by the holders of the common OP Units in proportion to the number of common OP Units in the relevant operating partnership owned by each such holder. Each common OP Unit is redeemable by the holder for one share of the Company's common stock (or, at the Company's option, for cash in an amount equal to the market value of a share of the common stock). In addition, the preferred OP Units may be redeemed by CMC at a price of $25.50 per preferred OP Unit (or, at the Company's option, for a number of shares of common stock having a value equal to such redemption price) at any time after April 1, 2000 or by the holders of the preferred OP Units at a price of $25.50 per preferred OP Unit (in cash or, at the holder's option, for a number of shares of common stock having a value equal to the redemption price) at any time after April 1, 2004. During 1997, 400,000 common OP Units, valued at $11,000, were redeemed.

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. EARNINGS PER SHARE

    Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128 "Earnings Per Share." SFAS No. 128 supersedes APB No. 15 and specifies computation, presentation and disclosure requirements for earnings per share ("EPS") and requires restatement of prior years' comparative EPS amounts. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before extraordinary loss:

                                                    YEAR ENDED DECEMBER 31, 1997             PERIOD ENDED DECEMBER 31, 1996
                                              ----------------------------------------  -----------------------------------------
                                                                               PER                                        PER
                                                 INCOME        SHARES         SHARE        INCOME         SHARES         SHARE
                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                              ------------  -------------  -----------  -------------  -------------  -----------
BASIC EPS...................................   $   24,152     18,784,763    $    1.29     $   4,010      12,754,321    $    0.31
EFFECT OF DILUTIVE SECURITIES
Stock options...............................       --            188,900                     --             --
OP Units....................................          368        380,433                     --             --
                                              ------------  -------------       -----        ------    -------------       -----
DILUTED EPS.................................   $   24,520     19,354,096    $    1.27     $   4,010      12,754,321    $    0.31
                                              ------------  -------------       -----        ------    -------------       -----
                                              ------------  -------------       -----        ------    -------------       -----

    The effects of certain OP Units and convertible debt were not included in the computation of diluted EPS as their effect was anti-dilutive.

    EPS for 1996 has been calculated using actual income before extraordinary loss, extraordinary loss, and net income amounts for the period from the IPO on August 20, 1996 through December 31, 1996. EPS is not presented for periods prior to the IPO because the Company's predecessor entities were partnerships.

9. RELATED-PARTY TRANSACTIONS

    The Company manages hotels that are owned in part by affiliates or officers of the Company. Revenue associated with the management of these hotels was $943, $824 and $1,104 during 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, the amount due from these properties was $798, $304 and $237, respectively. Management believes these contracts are at prevailing market rates.

    Of the $150,000 aggregate principal amount of Subordinated Notes sold by the Company in August 1997, $50,000 principal amount were sold at a price of 97.866% per note to Oak Hill Securities Fund, L.P. ("OHSF"). The investment advisor to OHSF is Oak Hill Advisors, Inc., one of the principal stockholders of which is a director of the Company. The Subordinated Notes purchased by OHSF are identical to those purchased by third parties, including voting rights.

    OHSF was also a member of the syndicate of lenders of the Bankers Trust Subordinated Debt. The Company borrowed an aggregate of $25,000 from OSHF at rates that the Company believes were prevailing market rates.

    In April 1997, the Company acquired two properties for an aggregate purchase price of $10,128 from two partnerships in which certain members of management owned beneficial interests. The purchase price for these hotels was determined through arm's-length negotiations between the Company and representatives of the holders of the majority of the beneficial interest in the partnerships. Those representatives were not affiliated with the Company.

    On March 8, 1996, the Company acquired a hotel for a purchase price of $12,000 from a partnership whose general partner was wholly-owned by certain members of the Company's management. Directly or

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. RELATED-PARTY TRANSACTIONS (CONTINUED) indirectly, these members of management owned a 9.7% beneficial interest in the partnership and received $806 of the net sale proceeds paid to the partnership. The purchase price for this hotel was determined through arm's-length negotiations between the Company and representatives of the holders of the majority of the beneficial interests in the partnership. Those representatives were not affiliated with the Company.

10. STOCK-BASED COMPENSATION

    On August 20, 1996, the Company adopted an equity incentive plan (the "Equity Incentive Plan"). Under the Equity Incentive Plan, the Company is authorized to issue and award up to 1,740,000 shares of common stock as options to purchase shares, stock appreciation rights, or restricted shares. Awards may be granted to directors, officers or other key employees of the Company or an affiliate.

    On August 20, 1996, in connection with the IPO, the Company granted certain executive officers and other members of management 745,254 options to purchase shares of the Company's common stock at the initial public offering price of $18 per share. Of such options, 54,254 were exercisable immediately upon their grant, although no options were exercised during 1996. The remaining options will become exercisable in three annual installments. All options granted lapse ten years from the date of grant. Stock option activity for 1997 and 1996 is as follows:

                                                                                       AVERAGE
                                                                            NUMBER     OPTION
                                                                          OF SHARES     PRICE
                                                                          ----------  ---------
Balance, August 20, 1996................................................      --         --
Granted.................................................................     764,841  $   18.00
Exercised...............................................................      --         --
Forfeited...............................................................      --         --
                                                                          ----------  ---------
Balance, December 31, 1996..............................................     764,841  $   18.00
Granted.................................................................     855,050  $   33.11
Exercised...............................................................        (235) $   18.00
Forfeited...............................................................     (18,250) $   18.00
                                                                          ----------  ---------
Balance, December 31, 1997..............................................   1,601,406  $   26.28
                                                                          ----------  ---------
                                                                          ----------  ---------
Shares exercisable at December 31, 1997.................................     291,116  $   18.00
                                                                          ----------  ---------
                                                                          ----------  ---------

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. STOCK-BASED COMPENSATION (CONTINUED)
    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for the Equity Incentive Plan and therefore no compensation cost has been recognized for the Equity Incentive Plan.

    Pro forma information regarding net income and EPS is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996:

                                                                        1997         1996
                                                                     -----------  -----------
Risk-free interest rate............................................  5.81%        5.96%
Dividend yield.....................................................      --           --
Volatility factor..................................................  0.26         0.25
Weighted average expected life.....................................  3.72 years   3.11 years

    The Company's pro forma net income and diluted EPS as if the fair value method had been applied were $18,273 and $0.96 and $2,111 and $0.14 for 1997 and 1996, respectively. The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and EPS for future years.

11. COMMITMENTS AND CONTINGENCIES

    The Company leases certain hotels under non-cancelable operating leases with initial terms ranging from 10 to 15 years, expiring through 2012. The Company also leases corporate office space and land at certain hotels. Future minimum lease payments required under these operating leases as of December 31, 1997 were as follows:

1998..............................................................................  $  20,993
1999..............................................................................     21,135
2000..............................................................................     21,061
2001..............................................................................     21,081
2002..............................................................................     21,108
Thereafter........................................................................    205,474
                                                                                    ---------
                                                                                    $ 310,852
                                                                                    ---------
                                                                                    ---------

    In connection with the hotel leases, the Company has guaranteed certain lease obligations of its subsidiaries and affiliates. The Company was contingently liable for lease guarantees on 38 of the hotel leases aggregating up to a maximum of approximately $20 million at December 31, 1997. In addition, two other hotel leases are secured by the Company's pledges of its interests in the unconsolidated affiliate companies that own those leased hotels. The Company knows of no event of default that would require it to satisfy these guarantees or pledges of security interests.

    The Company also leases office equipment under non-cancelable operating leases. These amounts are insignificant to the financial statements.

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company leases certain office and retail space to outside parties under non-cancelable operating leases with initial terms expiring from 1998 through 2007. Future minimum rental receipts under these operating leases as of December 31, 1997 were as follows:

1998...............................................................  $   3,587
1999...............................................................      3,556
2000...............................................................      2,852
2001...............................................................      2,188
2002...............................................................      1,949
Thereafter.........................................................      4,293
                                                                     ---------
                                                                     $  18,425
                                                                     ---------
                                                                     ---------

    In the course of the Company's normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

12. ACQUISITIONS

    During 1997, the Company acquired 28 hotels, containing 6,853 rooms, for a total purchase price of $545,700 using operating cash and borrowings on the Company's credit facilities. In November 1997, the Company acquired substantially all of the assets of Winston Hospitality, Inc. ("Winston") for a purchase price of $34,000, including $24,000 of OP Units. Winston leased 38 and managed 28 of the operating hotels of Winston Hotels, Inc., a real estate investment trust. The acquisition of Winston has been accounted for as a purchase and, accordingly, the operating results of Winston have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net identifiable assets acquired was approximately $27,847 and is being amortized over 40 years.

    The following unaudited pro forma summary presents information as if all 47 hotels owned at December 31, 1997 and Winston had been acquired at the beginning of the periods presented. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                       PRO FORMA INFORMATION (UNAUDITED)

                                                                           1997        1996
                                                                        ----------  ----------
Total revenue.........................................................  $  495,061  $  452,267
Net income before extraordinary loss..................................      25,656      15,276
Net income............................................................      21,564      13,320
Diluted EPS...........................................................  $     0.86  $     0.54
                                                                        ----------  ----------
                                                                        ----------  ----------

                             CAPSTAR HOTEL COMPANY

                        DECEMBER 31, 1997, 1996 AND 1995

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the Company's quarterly results of operations:

                                                         1997                                         1996
                                      -------------------------------------------  ------------------------------------------
                                        FIRST     SECOND      THIRD      FOURTH      FIRST     SECOND      THIRD     FOURTH
                                       QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER    QUARTER
                                      ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------
Total revenue.......................  $  48,108  $  73,711  $  90,040  $  104,534  $  18,033  $  28,223  $  30,872  $  32,664
Total operating expenses............     40,574     55,809     69,822      88,676     15,887     23,742     24,018     26,811
Net operating income................      7,534     17,902     20,218      15,858      2,146      4,481      6,854      5,853
Income (loss) before extraordinary
  loss..............................      1,940      8,148      8,077       5,987       (642)        48      2,575      2,372
Net income (loss)...................      1,940      8,148      3,985       5,987       (642)        48        619      2,372
Diluted earnings (loss) per share...       0.14       0.43       0.21        0.25     --         --          (0.03)      0.19
                                      ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Cash paid for interest and income taxes:
Interest, net of capitalized interest of $1,393, $461 and $67, respectively.......  $  14,782  $  11,644  $   2,316
Income taxes......................................................................      7,606        807     --
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Non-cash investing and financing activities:
Additions to equipment through capital leases.....................................  $      40  $     324  $     721
Long-term debt assumed in purchase of property and equipment......................     16,478     --         --
OP Units issued in purchase of property and equipment.............................     32,264     --         --
OP Units issued in purchase of intangible assets..................................     24,000     --         --
Redemption of OP Units............................................................     11,000     --         --
Deferred financing fees not yet paid..............................................        528     --            596
Issuance of common stock for partners' capital....................................     --         49,796     --
Prepaid expenses and property contributed by limited partner......................     --         --            148
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

15. SUBSEQUENT EVENTS

    On January 6, 1998, the Company completed the acquisition of a portfolio of six upscale, full-service hotels from certain affiliates of Medallion Hotels, Inc. for a purchase price of $150,000. The acquisition was funded using existing cash and borrowings from the Credit Facility.

    The Company has entered into a contract to acquire the Sheraton Fisherman's Wharf, a 524-room hotel located in San Francisco, for a purchase price of $84,000. The acquisition will be funded using existing cash and borrowings from the Credit Facility.

                             CAPSTAR HOTEL COMPANY

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                                                COSTS SUBSEQUENT     GROSS AMOUNT AT END
                                                         INITIAL COST TO
                                                             COMPANY             TO ACQUISITION            OF YEAR
                                                       --------------------  ----------------------  --------------------
                                                                  BUILDING               BUILDING               BUILDING
                                                                     AND                    AND                    AND
                                            ENCUM-                IMPROVE-               IMPROVE-               IMPROVE-
DESCRIPTION                                 BRANCES      LAND       MENTS      LAND        MENTS       LAND       MENTS
----------------------------------------  -----------  ---------  ---------  ---------  -----------  ---------  ---------
Properties:
Salt Lake Airport Hilton, UT............      (1)      $     770  $  12,828  $  --       $   2,436   $     770  $  15,264
Radisson Hotel, Schaumburg, IL..........      (1)          1,080      5,131     --           1,570       1,080      6,701
Sheraton Hotel, Colorado Springs, CO....      (1)          1,071     14,592          1       2,723       1,072     17,315
Hilton Hotel, Bellevue, WA..............      (1)          5,211      6,766     --           1,364       5,211      8,130
Marriott Hotel, Somerset, NJ............      (1)          1,978     23,001     --           2,728       1,978     25,729
Westin Atlanta Airport, Atlanta, GA.....      (1)          2,650     15,926       (300)      8,240       2,350     24,166
Sheraton Hotel, Charlotte, NC...........      (1)          4,700     11,057     --           3,079       4,700     14,136
Radisson Hotel Southwest, Cleveland,
  OH....................................      (1)          1,330      6,353     --           3,242       1,330      9,595
Orange County Airport Hilton, Irvine,
  CA....................................      (1)          9,990      7,993     --           2,532       9,990     10,525
The Latham Hotel, Washington, DC........      (1)          6,500      5,320     --           1,172       6,500      6,492
Hilton Hotel, Arlington, TX.............      (1)          1,836     14,689         78       2,546       1,914     17,235
Hilton Hotel, Arlington, VA.............      (1)          4,000     15,069     --           1,745       4,000     16,814
Southwest Hilton, Houston, TX...........      (1)          2,300     15,665     --             850       2,300     16,515
Embassy Suites, Englewood, CO...........      (1)          2,500     20,700     --           1,685       2,500     22,385
Holiday Inn, Colorado Springs, CO.......      (1)          1,600      4,232     --             428       1,600      4,660
Embassy Row Hilton, Washington, DC......      (1)          2,200     13,247     --           1,588       2,200     14,835
Hilton Hotel & Towers, Lafayette, LA....      (1)          1,700     16,062     --             687       1,700     16,749
Hilton Hotel, Sacramento, CA............      (1)          4,000     16,013     --           1,208       4,000     17,221
Santa Barbara Inn, Santa Barbara, CA....      (1)          2,600      5,141     --             864       2,600      6,005
San Pedro Hilton, San Pedro, CA.........      (1)            640      6,047     --           1,188         640      7,235
Doubletree Hotel, Albuquerque, NM.......      (1)          2,700     15,075     --             202       2,700     15,277
Westchase Hilton & Towers, Houston,
  TX....................................    15,084         3,000     23,991     --             978       3,000     24,969
Four Points Hotel, Cherry Hill, NJ......      (1)          1,700      4,178     --           1,179       1,700      5,357
Sheraton Great Valley Inn, Frazer, PA...      (1)          2,150     11,653     --             133       2,150     11,786
Holiday Inn Calgary Airport, Calgary,
  Alberta Canada........................      (1)            751      5,011     --             423         751      5,434
Sheraton Hotel Dallas, Dallas, TX.......      (1)          1,300     17,268     --             255       1,300     17,523
Radisson Hotel Dallas, Dallas, TX.......      (1)          1,800     17,580     --             268       1,800     17,848
Sheraton Hotel Guildford, Surrey, BC,
  Canada................................      (1)          2,366     24,008     --             164       2,366     24,172
Doubletree Guest Suites, Indianapolis,
  IN....................................      (1)          1,000      8,242     --             131       1,000      8,373
Ramada Vancouver Centre, Vancouver, BC,
  Canada................................      (1)          4,400      7,840     --             137       4,400      7,977
Holiday Inn Sports Complex, Kansas City,
  MO....................................      (1)            420      4,742     --             505         420      5,247
Holiday Inn Tinton Falls, Tinton Falls,
  NJ....................................      (1)          1,400      3,230     --             455       1,400      3,685
Washington National Airport Hilton,
  Arlington, VA.........................      (1)          5,800     29,879     --             407       5,800     30,286
Doubletree Resort Hotel, Cathedral City,
  CA....................................      (1)          1,604     16,141     --             348       1,604     16,489
Radisson Hotel & Suites, Chicago, IL....      (1)          4,870     39,175     --             430       4,870     39,605


                                            ACCUM-
                                            ULATED
                                           DEPRECIA-      YEAR OF       DATE
DESCRIPTION                                  TION      CONSTRUCTION   ACQUIRED
----------------------------------------  -----------  -------------  ---------
Properties:
Salt Lake Airport Hilton, UT............   $     985          1980       3/3/95
Radisson Hotel, Schaumburg, IL..........         385          1979      6/30/95
Sheraton Hotel, Colorado Springs, CO....       1,007          1974      6/30/95
Hilton Hotel, Bellevue, WA..............         445          1979       8/4/95
Marriott Hotel, Somerset, NJ............       1,334          1978      10/3/95
Westin Atlanta Airport, Atlanta, GA.....       1,202          1982     11/15/95
Sheraton Hotel, Charlotte, NC...........         637          1985       2/2/96
Radisson Hotel Southwest, Cleveland,
  OH....................................         390          1978      2/16/96
Orange County Airport Hilton, Irvine,
  CA....................................         417          1976      2/22/96
The Latham Hotel, Washington, DC........         277          1981       3/8/96
Hilton Hotel, Arlington, TX.............         682          1983      4/17/96
Hilton Hotel, Arlington, VA.............         526          1990      8/23/96
Southwest Hilton, Houston, TX...........         465          1979     10/31/96
Embassy Suites, Englewood, CO...........         602          1986     12/12/96
Holiday Inn, Colorado Springs, CO.......         110          1974     12/17/96
Embassy Row Hilton, Washington, DC......         336          1969     12/17/96
Hilton Hotel & Towers, Lafayette, LA....         404          1981     12/17/96
Hilton Hotel, Sacramento, CA............         415          1983     12/17/96
Santa Barbara Inn, Santa Barbara, CA....         135          1959     12/17/96
San Pedro Hilton, San Pedro, CA.........         153          1989      1/28/97
Doubletree Hotel, Albuquerque, NM.......         346          1975      1/31/97
Westchase Hilton & Towers, Houston,
  TX....................................         564          1980      1/31/97
Four Points Hotel, Cherry Hill, NJ......          97          1991      3/20/97
Sheraton Great Valley Inn, Frazer, PA...         220          1971      3/27/97
Holiday Inn Calgary Airport, Calgary,
  Alberta Canada........................         101          1981       4/1/97
Sheraton Hotel Dallas, Dallas, TX.......         326          1974       4/1/97
Radisson Hotel Dallas, Dallas, TX.......         334          1972       4/1/97
Sheraton Hotel Guildford, Surrey, BC,
  Canada................................         452          1992       4/1/97
Doubletree Guest Suites, Indianapolis,
  IN....................................         156          1987       4/1/97
Ramada Vancouver Centre, Vancouver, BC,
  Canada................................         148          1968       4/1/97
Holiday Inn Sports Complex, Kansas City,
  MO....................................          85          1975      4/30/97
Holiday Inn Tinton Falls, Tinton Falls,
  NJ....................................          60          1976      4/30/97
Washington National Airport Hilton,
  Arlington, VA.........................         374          1974       7/1/97
Doubletree Resort Hotel, Cathedral City,
  CA....................................         203          1985       7/1/97
Radisson Hotel & Suites, Chicago, IL....         491          1971      7/15/97

                             CAPSTAR HOTEL COMPANY

                               DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                                                COSTS SUBSEQUENT     GROSS AMOUNT AT END
                                                         INITIAL COST TO
                                                             COMPANY             TO ACQUISITION            OF YEAR
                                                       --------------------  ----------------------  --------------------
                                                                  BUILDING               BUILDING               BUILDING
                                                                     AND                    AND                    AND
                                            ENCUM-                IMPROVE-               IMPROVE-               IMPROVE-
DESCRIPTION                                 BRANCES      LAND       MENTS      LAND        MENTS       LAND       MENTS
----------------------------------------  -----------  ---------  ---------  ---------  -----------  ---------  ---------
Georgetown Inn, Washington, DC..........      (1)          6,100      7,103     --              89       6,100      7,192
Embassy Suites Center City,
  Philadelphia, PA......................      (2)          5,500     26,763     --             355       5,500     27,118
Doubletree Hotel Austin, Austin, TX.....      (2)          2,975     25,678     --             338       2,975     26,016
Radisson Plaza Hotel, Lexington, KY.....      (2)          1,100     30,375     --           2,542       1,100     32,917
Jekyll Inn, Jekyll Island, GA...........      (1)             --      7,803     --             878      --          8,681
Holiday Inn Metrotown, Burnaby, BC,
  Canada................................      (1)          1,115      5,303     --             252       1,115      5,555
Embassy Suites International Airport,
  Tucson, AZ............................      (1)          1,640     10,444     --             116       1,640     10,560
Governor Morris Hotel, Morristown, NJ...      (1)          2,500     19,128     --              86       2,500     19,214
Doubletree Hotel Bradley International
  Airport, Windsor Locks, CT............      (1)          1,013     10,228          1          43       1,014     10,271
Sheraton Mesa Hotel, Mesa, AZ...........      (1)          1,850     16,938     --             (12)      1,850     16,926
Metro Airport Hilton & Suites, Detroit,
  MI....................................      (1)          1,750     12,639     --               1       1,750     12,640
Marriott Hotel, Los Angeles, CA.........      (1)          5,900     48,250     --              20       5,900     48,270
                                                       $ 125,360  $ 684,497  $    (220)  $  52,598   $ 125,140  $ 737,095


                                            ACCUM-
                                            ULATED
                                           DEPRECIA-      YEAR OF       DATE
DESCRIPTION                                  TION      CONSTRUCTION   ACQUIRED
----------------------------------------  -----------  -------------  ---------
Georgetown Inn, Washington, DC..........          90          1962      7/15/97
Embassy Suites Center City,
  Philadelphia, PA......................         279          1963      8/12/97
Doubletree Hotel Austin, Austin, TX.....         268          1984      8/14/97
Radisson Plaza Hotel, Lexington, KY.....         262          1982      8/14/97
Jekyll Inn, Jekyll Island, GA...........          67          1971      8/20/97
Holiday Inn Metrotown, Burnaby, BC,
  Canada................................          46          1989      8/22/97
Embassy Suites International Airport,
  Tucson, AZ............................          44          1982     10/23/97
Governor Morris Hotel, Morristown, NJ...          40          1962     11/20/97
Doubletree Hotel Bradley International
  Airport, Windsor Locks, CT............          23          1985     11/24/97
Sheraton Mesa Hotel, Mesa, AZ...........          35          1985      12/5/97
Metro Airport Hilton & Suites, Detroit,
  MI....................................      --              1989     12/16/97
Marriott Hotel, Los Angeles, CA.........      --              1983     12/18/97
                                           $  16,018

------------------------

(1) These properties secure the Credit Facility which, as of December 31, 1997, had an outstanding balance of $100,000.

(2) These properties secure the Non-Recourse Facility which, as of December 31, 1997, had an outstanding balance of $52,750.

                             CAPSTAR HOTEL COMPANY

                               DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

    The components of property and equipment are as follows:

                                                                                                       ACCUMULATED
                                                                                             COST      DEPRECIATION
                                                                                          -----------  ------------
Building and improvements...............................................................   $ 737,095    $   16,018
Land....................................................................................     125,140        --
Hotel furniture and equipment...........................................................      72,771        10,840
Construction in progress................................................................      12,591        --
                                                                                          -----------  ------------
Total hotel property and equipment......................................................     947,597        26,858
Office furniture and equipment..........................................................       2,455           417
                                                                                          -----------  ------------
Total property and equipment............................................................   $ 950,052    $   27,275
                                                                                          -----------  ------------
                                                                                          -----------  ------------

    A reconciliation of the Company's investment in hotel property and equipment and related accumulated depreciation is as follows:

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Hotel property and equipment
  Balance, beginning of period...............................................  $  342,366  $  110,455  $   --
    Acquisitions during period...............................................     550,913     204,740     104,239
    Improvements and construction-in-progress................................      54,318      27,171       6,216
                                                                               ----------  ----------  ----------
  Balance, end of period.....................................................     947,597     342,366     110,455
                                                                               ----------  ----------  ----------
Accumulated depreciation
  Balance, beginning of period...............................................       8,432       1,743      --
    Additions-depreciation expense...........................................      18,426       6,689       1,743
                                                                               ----------  ----------  ----------
  Balance, end of period.....................................................      26,858       8,432       1,743
                                                                               ----------  ----------  ----------
Net hotel property and equipment, end of period..............................  $  920,739  $  333,934  $  108,712
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in the Company's definitive proxy for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 1998 Proxy Statement.

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

EXHIBIT NO.                                                   DESCRIPTION OF DOCUMENT
------------             --------------------------------------------------------------------------------------------------
3.1.1*               --  Amended and Restated Certificate of Incorporation of the Company
3.1.2*               --  Amendment to Amended and Restated Certificate of Incorporation
3.1.3*               --  Second Amendment to Amended and Restated Certificate of Incorporation
3.2*                 --  By-laws of the Company
4.1*                 --  Specimen Common Stock certificate
4.2*****             --  Specimen Subordinated Note
4.3                  --  Specimen Convertible Note (included in Exhibit 4.8)
4.4****              --  Senior Secured Credit Facility, dated as of June 30, 1997, among the Company, Lehman Brothers, as
                         Arranger and Syndication Agent, Bankers Trust Company, as Documentation Agent, BankBoston, N.A.,
                         as Administrative Agent, and Wells Fargo, N.A.
4.5.1*****           --  Loan Agreement, dated as of August 12, 1997, among BA Parkway Associates II, L.P., MCV Venture,
                         LLC, CapStar AP Partners, L.P. and Lehman Brothers
4.5.2*****           --  First Amendment to Loan Agreement, dated as of August 18, 1997, among BA Parkway Associates II,
                         L.P., MCV Venture, LLC, CapStar AP Partners, L.P. and Lehman Brothers
4.6*****             --  Indenture, dated as of August 19, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Trustee
4.7                  --  Indenture, dated as of October 16, 1997, between the Company and First Trust, National
                         Association, as Trustee (the "Convertible Notes Indenture")
4.8                  --  Certificate, dated October 16, 1997, pursuant to Section 3.1 of the Convertible Notes Indenture
10.1*                --  Form of Registration Rights Agreement
10.2**               --  Registration Rights Agreement, dated as of April 1, 1997, between the Company and certain affiliates of Highgate
10.3                 --  Registration Rights Agreement, dated as of November 17, 1997, between the Company and certain affiliates of Winston
10.4*                --  Form of Employment Agreement between the Company and Paul W. Whetsell
10.5*                --  Form of Employment Agreement between the Company and David E. McCaslin
10.6*****            --  Form of Employment Agreement between the Company and John Emery
10.7*                --  Form of Employment Agreement between the Company and John E. Plunket
10.8.1*              --  Form of Amended and Restated Agreement of Limited Partnership of CMC
10.8.2***            --  Form of First Amendment to Amended and Restated Agreement of Limited Partnership of CMC
10.8.3***            --  Second Amendment to Amended and Restated Agreement of Limited Partnership of CMC, dated as of
                         April 15, 1997
10.9.1***            --  Amended and Restated Agreement of Limited Partnership of CMC II, dated as of April 1, 1997
10.9.2***            --  First Amendment to Amended and Restated Agreement of Limited Partnership of CMC II, dated as of
                         April 1, 1997
10.9.3***            --  Second Amendment to Amended and Restated Agreement of Limited Partnership of CMC II, dated as of
                         April 15, 1997
10.10                --  Underwriting Agreement, dated October 9, 1997, among the Company, Lehman Brothers, Inc., BT Alex.
                         Brown Incorporated, Goldman Sachs & Co., Merrill Lynch & Co., NationsBanc Montgomery Securities,
                         Inc. and Smith Barney Inc., as Representatives of the several underwriters named therein

EXHIBIT NO.                                                   DESCRIPTION OF DOCUMENT
------------             --------------------------------------------------------------------------------------------------
10.11                --  Underwriting Agreement, dated October 9, 1997, among the Company, Lehman Brothers, Inc., BT Alex.
                         Brown Incorporated, Goldman Sachs & Co., Merrill Lynch & Co., NationsBanc Montgomery Securities,
                         Inc. and Smith Barney Inc., as Representatives of the several underwriters named therein
10.12*               --  Form of Equity Incentive Plan of the Company
10.13*               --  Form of Employee Stock Purchase Plan of the Company
21                   --  List of Subsidiaries of the Company
24                   --  Power of Attorney (see signature pages)
27                   --  Financial Data Schedule

------------------------

*          Incorporated by reference to the Company's Registration Statement on Form S-1
           (File No. 333-6583), filed with the Securities and Exchange Commission on June 21,
           1996, as amended.
**         Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
           period ended September 30, 1996.
***        Incorporated by reference to the Company's Registration Statement on Form S-1
           (File No. 333-22073), filed with the Securities and Exchange Commission on
           February 20, 1996, as amended.
****       Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
           period ended June 30, 1997.
*****      Incorporated by reference to the Company's Registration Statement on Form S-4
           (File No. 333-35717), filed with the Securities and Exchange Commission on
           September 16, 1997, as amended.

------------------------

B. Reports on Form 8-K:

    A current report on Form 8-K was filed with the Securities and Exchange Commission on October 15, 1997, reporting events required to be reported pursuant to Items 5 and 7 of the current report on Form 8-K.

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

                                CAPSTAR HOTEL COMPANY

                                BY:  /S/ PAUL W. WHETSELL
                                     -----------------------------------------
                                     Paul W. Whetsell
                                     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                     CHAIRMAN OF THE BOARD

Dated: March 9, 1998

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Whetsell and John Emery, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
     /s/ PAUL W. WHETSELL         Officer and Chairman of
------------------------------    the Board (Principal       March 9, 1998
       Paul W. Whetsell           Executive Officer)

                                Chief Operating Officer and
    /s/ DAVID E. MCCASLIN         Director                   March 9, 1998
------------------------------

        /s/ JOHN EMERY          Chief Financial Officer
------------------------------    (Principal Financial and   March 9, 1998
          John Emery              Accounting Officer)

   /s/ DANIEL L. DOCTOROFF
------------------------------  Director                     March 9, 1998
     Daniel L. Doctoroff

------------------------------  Director                     March 9, 1998
    Bradford E. Bernstein

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ JOSEPH MCCARTHY
------------------------------  Director                     March 9, 1998
       Joseph McCarthy

     /s/ WILLIAM S. JANES
------------------------------  Director                     March 9, 1998
       William S. Janes

     /s/ EDWARD L. COHEN
------------------------------  Director                     March 9, 1998
       Edward L. Cohen

------------------------------  Director                     March 9, 1998
     Edwin T. Burton, III

------------------------------  Director                     March 9, 1998
        Edward P. Dowd

------------------------------  Director                     March 9, 1998
        Mahmood Khimji