Form 10-K/A
period 1997-12-31
CAPSTAR HOTEL CO
filed 1998-04-30
CIK 1014764

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ___________

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Registrant's telephone number, including area code: (202) 965-4455

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered:
         -------------------          -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Based on the average sale price at April 27, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $764,805,000.

     The number of shares of the Registrant's common stock outstanding as of April 27, 1998 was 24,900,155.

EXPLANATORY NOTE:

     For Part III of the Registrant's Form 10-K for the year ended December 31, 1997, the Registrant proposed incorporating by reference certain portions of its Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the 1997. The Proxy Statement will not be filed within the 120 day period and this amendment is being filed by the Registrant before the expiration of the 120 day period to report the information required by Part III of Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                             THE BOARD OF DIRECTORS

                                         NAME, PRINCIPAL OCCUPATION                                             SERVED AS A     AGE
                                          AND BUSINESS EXPERIENCE                                              DIRECTOR SINCE   ---
                                         --------------------------                                            --------------
BRADFORD E. BERNSTEIN                                                                                                    1996    31
  Bradford E. Bernstein has served as a Principal and Vice President of Oak Hill Partners, Inc., the
     investment advisor to several private investment funds (including Acadia Partners, L.P.), since 1992.
     From 1991 until 1992, Mr. Bernstein worked at Patricof & Co. Ventures. Prior to that, from 1989 to 1991, he worked at Merrill, Lynch & Co. Mr. Bernstein serves as a director of Pinnacle Brands, Inc., Payroll
     Transfers, Inc. and Caliber Collision Centers, Inc.
EDWIN T. BURTON, III                                                                                                     1996    55
  Edwin T. Burton, III has served as President of Windermere Consulting Company since April 1995 and
     Chairman of the Commonwealth of Virginia Retirement System since March 1997 and Trustee since 1994. From
     1994 to April 1995, he served as Managing Director and a member of the Board of Interstate Johnson Lane,
     Inc. Prior to that, from 1987 to 1993, he was President of Rothschild Financial Services, Inc. Mr.
     Burton is a Visiting Professor of Economics at the University of Virginia in Charlottesville, Virginia.
EDWARD L. COHEN                                                                                                          1996    52
  Edward L. Cohen has served as an Executive Officer of Lerner Corporation, a real estate management and leasing company located in Bethesda, Maryland, since 1985. Mr. Cohen is also a Principal of Lerner
     Enterprises, a real estate development and investment company. Prior to his participation with the
     Lerner organization, he was a lawyer in private practice in Washington, D.C.
DANIEL L. DOCTOROFF                                                                                                      1996    39
  Daniel L. Doctoroff has been Managing Director of Oak Hill Partners, Inc., the investment advisor to several private investment funds (including Acadia Partners, L.P.), and its predecessor since August
     1987; Vice President and Director of Acadia Partners MGP, Inc. since March 1992; Vice President of
     Keystone, Inc. since March 1992; and a Managing Partner of Insurance Partners Advisors, L.P. since
     February 1994. All of such entities are affiliates of Acadia Partners. Mr. Doctoroff is also a Director of Bell & Howell Holdings Company, Kemper Corporation and Specialty Foods Corporation.
EDWARD P. DOWD                                                                                                           1996    55
  Edward P. Dowd has served as a Senior Vice President of John Hancock Real Estate Investment Group of John
     Hancock Financial Services since 1992. Prior to that, from 1970 to 1992, Mr. Dowd served in various capacities at John Hancock Realty. Mr. Dowd serves as Director of John Hancock Realty Investors, Inc.,
     John Hancock Realty Services Inc. and Maritime Life Assurance Co.
WILLIAM S. JANES                                                                                                         1996    44
  William S. Janes has served as a Principal and Director of RMB Realty, Inc. since 1990. Prior to that, from 1984 to 1989, Mr. Janes served as Regional General Partner of Lincoln Property Company. Mr. Janes
     serves as a Director of Brazos Asset Management, Brazos Fund, Carr Real Estate Services, Bowdoin


     College and the Washington National Cathedral. Mr. Janes maintains professional affiliations as a member of the National Association of Real Estate Investment Trusts, the Society of Industrial and Office
     Realtors and the Urban Land Institute.
MAHMOOD KHIMJI                                                                                                           1997    37
  Mahmood Khimji has served as Senior Vice President of Highgate Hotels, Inc., an owner and operator of hotel and commercial properties throughout North America, since 1988. Prior to that, from 1986 to 1988,
     Mr. Khimji was an associate at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Khimji serves as a Director of the Texas Hotel/Motel Association.
JOSEPH MCCARTHY                                                                                                          1996    65
  Joseph McCarthy has been retired since 1994. From 1993 to 1994 he has served as Chairman of the Board for
     Motel 6. From 1985 to 1993, he served as President and Chief Executive Officer for Motel 6. From 1980 to
     1985, he served as President and Chief Executive Officer of Lincoln Hotels. From 1976 to 1980, he served as President and Chief Executive Officer of Quality Inns International. Prior to that, from 1971 to
     1976, he served as Senior Vice President of the Sheraton Corporation.
DAVID E. MCCASLIN                                                                                                        1996    41
  David E. McCaslin has served as Chief Operating Officer of the Company since 1994. Mr. McCaslin joined the Company in 1987 as a General Manager and was named Vice President of Operations in 1988. From 1985 to 1987, Mr. McCaslin served as General Manager for Lincoln Hotels. Prior to that, from 1979 to 1985, he worked for Westin Hotels in various capacities, including Assistant General Manager, Rooms Division
     Manager and Food & Beverage Manager.
PAUL W. WHETSELL                                                                                                         1996    47
  Paul W. Whetsell has served as President and Chief Executive Officer of the Company and its predecessors since its founding in 1987. From 1981 to 1986, Mr. Whetsell served as Vice President of Development for
     Lincoln Hotels in Dallas, Texas. Prior to that, from 1973 to 1981, Mr. Whetsell worked for Quality Inns in various capacities in its franchise division, culminating in Vice President of Franchise.

     During the year ended December 31, 1997, the full Board met ten times. Each director attended all meetings of the Board held while he was a director.

BOARD COMMITTEES

     The Board currently has three committees - an Audit Committee, a Compensation Committee and an Investment Committee.

     The Audit Committee consists of three directors who are not employees of the Company ("Independent Directors"). The Audit Committee is responsible for making recommendations concerning the engagement of independent auditors, reviewing with the independent auditors the plans and results of the audit engagement, approving professional services provided by the independent auditors, reviewing the independence of the independent auditors, considering the range of audit and non-audit fees and reviewing the adequacy of the Company's internal accounting controls. During 1997, the Audit Committee met two times. The current members of the Audit Committee are Messrs. Bernstein, Burton and Cohen.

     The Compensation Committee consists of four Independent Directors. The Compensation Committee is responsible for the determination of compensation of the Company's executive officers and the administration of the Equity Incentive Plan (as defined herein). The Compensation Committee met once during 1997. The current members of the Compensation Committee are Messrs. Bernstein, Doctoroff, Janes and McCarthy.

     The Investment Committee consists of the Chairman of the Board and two Independent Directors. The Investment Committee is responsible for the review and approval of investments proposed to be made by the Company. The Investment Committee met sixteen times during 1997. The current members of this committee are Messrs. Doctoroff, Dowd, and Whetsell.

COMPENSATION OF DIRECTORS

     Independent Directors are paid an annual fee of $12,000. In addition, each Independent Director is paid $750 for attendance at each meeting of the Board and $500 for attendance at each meeting of a committee of the Board of which such director is a member. Directors who are employees of the Company do not receive any fees for their service on the Board or a committee thereof. The Company reimburses directors for their out-of-pocket expenses in connection with their service on the Board. On the date of each of the Company's Annual Meeting of Stockholders, each Independent Director is granted options to purchase 5,000 shares of Common Stock at the then current market price. All options granted to directors will vest in equal installments over a three year period from the date of grant. Any Independent Director who ceases to be a director will forfeit the right to receive any options not previously vested or granted.

                       MANAGEMENT-THE EXECUTIVE OFFICERS

     The names of the executive officers of the Company as of April 30, 1998, other than Messrs. Whetsell and McCaslin, who are also members of the Board (see "Election of Directors" above), their positions and offices, business experience, terms of office and ages are as follows:

                                         NAMES, POSITIONS AND OFFICES,                                 SERVED AS AN EXECUTIVE
                                            AND BUSINESS EXPERIENCE                                        OFFICER SINCE       AGE
                                         ----------------------------                                  ----------------------  ---
JOHN EMERY                                                                                                        1995          34
  John Emery has served as Chief Financial Officer of the Company since June 1997.  From March 1996 to June 1997, Mr Emery served as Treasurer and Secretary of the Company. From September 1995
     to March 1996, he served as Director of Finance of the Company. Prior to that, from January
     1987 to September 1995, he worked for Deloitte & Touche LLP in various capacities, culminating with Senior Manager for the hotel and real estate industries.
ROBERT GAUTHIER                                                                                                   1993          44
  Robert Gauthier has served as Senior Vice President, Operations since 1996.  From 1993 to 1996, he served as Vice President, Operations and General Manager of various CapStar hotels.  From
     1987 to 1993, Mr. Gauthier served as Area Operations Manager and General Manager for Drexel
     Burnham Lambert Realty, Inc.  Mr Gauthier also serves as a Director of the ITT Sheraton
     Marketing Board.
D. SCOTT LIVCHAK                                                                                                  1990          43
  D. Scott Livchak has served as Senior Vice President, Operations since 1990. From 1985 to 1989,
     Mr. Livchak served as a General Manager for The Adam's Mark Hotel in Philadelphia, owned by
     HBE Corporation. From 1977 to 1985, Mr. Livchak served in various capacities with Sheraton
     Corporation in New York, Atlanta, Ohio and Florida.
JOHN E. PLUNKET                                                                                                   1993          42
  John E. Plunket has served as Executive Vice President, Finance and Development since November
     1993. From September 1991 to October 1993, Mr. Plunket served as Vice President and Principal
     Broker for CIG International, an investment and hotel asset management company. From February
     1988 to August 1991, Mr. Plunket served as Managing Director of Cassidy & Pinkard Inc., a commercial real estate services company. From 1985 to 1987, Mr. Plunket served as Senior Vice
     President for Oxford Development Corporation. Prior to that, from December 1979 to April 1985,
     Mr. Plunket worked for Marriott Corporation in various capacities, culminating in Director of
     Project Finance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires directors and executive officers of the Company, and persons who own more than 10% of the issued and outstanding shares of Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company copies of all Section 16(a) forms they file.

     Based on a review of the copies of the forms furnished to the Company or representations by reporting persons, all of the filing requirements applicable to its officers, directors and greater than 10% stockholders were met for fiscal year 1997.


ITEM 11:   EXECUTIVE COMPENSATION.

     The following table sets forth all compensation paid by the Company during 1997 with respect to the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers").

                                                                                      ANNUAL                       OPTIONS
                                                                                   COMPENSATION                    GRANTED
                                                                                   -------------                 ------------
                                                                                                  OTHER ANNUAL     LONG-TERM
NAME AND PRINCIPAL POSITION                                  YEAR        SALARY         BONUS     COMPENSATION    COMPENSATION
---------------------------                                  ---         ------         -----     ------------    ------------
Paul W. Whetsell..........................................   1997       $251,988        $251,988   $206,412(1)        100,000
President, Chief Executive Officer
and Chairman of the Board
David E. McCaslin.........................................   1997        220,938         145,200      8,400            50,000
Chief Operating Officer
and Director
John Emery................................................   1997        165,715         132,000      4,200            85,000
Chief Financial Officer and Secretary
John E. Plunket...........................................   1997        156,720          54,756    457,244(1)         35,000
Executive Vice President, Finance
and Development
D. Scott Livchak..........................................   1997        134,471          83,000          0            15,000
Senior Vice President, Operations

___________

(1) Mr. Whetsell and Mr. Plunket received an additional bonus based upon the number of acquisitions made by the Company during the fiscal year.

STOCK OPTION GRANTS

     The following table sets forth certain information with respect to the options granted to the Named Executive Officers during 1997.

                                      OPTION GRANTS IN FISCAL YEAR 1997

                                                                                              POTENTIAL VALUE AT
                                                                                           ASSUMED ANNUAL RATES OF
                                                                                           STOCK PRICE APPRECIATION
                                                                                             FOR OPTION TERM (1)
                         NUMBER OF          % OF TOTAL                                   ----------------------------
                        SECURITIES        OPTIONS GRANTED     EXERCISE
                        UNDERLYING        TO EMPLOYEES IN        OR        EXPIRATION
NAME                      OPTIONS        1997 FISCAL YEAR    BASE PRICE       DATE              5%            10%
----                      -------        -----------------   -----------   -----------         ---           ----
Paul W. Whetsell..          100,000                  11.7%      $33.875      12/11/07       $2,130,500     $5,398,500
David E. McCaslin.           50,000                   5.8        33.875      12/11/07        1,065,250      2,699,250
John Emery........           85,000(2)                9.9            (2)           (2)       1,661,425      4,210,225
John E. Plunket...           35,000                   4.1        33.875      12/11/07          745,675      1,889,475
D. Scott Livchak..           15,000                   1.8        33.875      12/11/07          319,575        809,775

___________

(1) In accordance with rules of the Securities and Exchange Commission, these amounts are the hypothetical gains or "options spreads" that would exist for the respective options based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.
(2) In connection with becoming the Chief Financial Officer of the Company, Mr. Emery received 50,000 options expiring on May 28, 2007 at an exercise price of $29.125 per share. In addition, at the end of 1997, Mr. Emery received 35,000 options expiring on December 11, 2007 at an exercise price of $33.875 per share.

COMPENSATION PLANS

Management Bonus Plan. The Company has established a management bonus plan (the "Management Bonus Plan") under which certain officers and employees of the Company, including the Named Executive Officers, are eligible to receive cash bonuses based upon the achievement of predetermined corporate and individual goals. Bonuses awarded under the Management Bonus Plan may not exceed 100% of the officer or employee's annual base salary. The Management Bonus Plan is administered by the Compensation Committee.

Stock Purchase Plan. Each employee of the Company customarily employed at least 20 hours or more per week by the Company or an affiliate (as defined in the Company's stock purchase plan (the "Stock Purchase Plan")), other than an employee who owns beneficially 5% or more of the outstanding Common Stock, is eligible to participate in the Stock Purchase Plan. Under the Stock Purchase Plan, participating employees may elect to authorize the Company to withhold a minimum of $200 per quarter and a maximum of 8% or $25,000 (whichever is less) of the participating employee's base pay, which amounts will be used to purchase Common Stock from the Company on a monthly basis. The purchase price of Common Stock will equal a designated percentage from 85% to 100% of the closing sales price for Common Stock as reported on the Composite Transactions Tape of the NYSE (except as described below) on the first trading day of the month or on the last trading day of the month, whichever is less. The designated percentage will be established annually by the Compensation Committee which is responsible for the administration of the Stock Purchase Plan.

     Common Stock purchased under the Stock Purchase Plan is held in custodial accounts until sold or distributed at the participant's request. The custodian may charge a fee for the execution of any such sale or for the delivery of share certificates. The participant may not elect to purchase stock under the Stock Purchase Plan for three months after a withdrawal or sale of Common Stock under the Stock Purchase Plan. Shares purchased under the Stock Purchase Plan may not be sold for six months after their purchase. Any cash dividends paid on Common Stock held in a participant's account will be reinvested in additional Common Stock (at 100% of fair market value). Non-cash distributions on Common Stock held in a participant's account will be distributed to the participant.

     The Company has reserved 500,000 shares of Common Stock for issuance under the Stock Purchase Plan. Such shares may be from authorized and unissued shares, treasury shares or a combination thereof. The Stock Purchase Plan will remain in effect until terminated by the Board, or until all shares authorized for issuance thereunder have been issued. The Stock Purchase Plan may be amended from time to time by the Board. No amendment will increase the aggregate number of shares of Common Stock that may be issued and sold under the Stock Purchase Plan (except for authorizations pursuant to the anti-dilution provisions of the Stock Purchase Plan) without further approval by the Company's shareholders.

Equity Incentive Plan. The Company's Equity Incentive Plan (the "Equity Incentive Plan") is designed to attract and retain qualified directors, officers and other key employees of the Company and its affiliates (as defined in the Equity Incentive Plan). The Equity Incentive Plan authorizes the grant of options to purchase shares of Common Stock ("Options"), stock appreciation rights ("Appreciation Rights") and restricted shares

("Restricted Shares"). The Compensation Committee administers the Equity Incentive Plan and determines to whom Options, Appreciation Rights and Restricted Shares are to be granted and the terms and conditions thereof, including the number of shares relating to each award and the period of exercisability or restricted period, as the case may be. Notwithstanding the foregoing, the Board may resolve to administer the Equity Incentive Plan itself, in which case the term Compensation Committee shall be deemed to mean the Board.

     Subject to adjustment as provided in the Equity Incentive Plan, the number of shares of Common Stock that may be issued or transferred and covered by outstanding awards granted under the Equity Incentive Plan may not in the aggregate exceed 1,740,000 shares. To the extent that an award is canceled, terminates, expires or lapses for any reason without the payment of consideration, any shares of Common Stock subject to the award will again be available for the grant of awards. Common Stock subject to Appreciation Rights that are settled in cash will thereafter be available for the grant of awards. Common Stock issued under the Equity Incentive Plan may be from authorized and unissued shares, treasury shares or a combination thereof. Awards may be granted to directors, officers or other key employees of the Company or an affiliate, as determined by the Compensation Committee.

     The Compensation Committee may grant Options at a per share price equal to, greater than or less than fair market value of the Common Stock on the date of grant. The exercisability of Options may be conditioned on continued service and/or the achievement of specified performance objectives ("Management Objectives"). Subject to adjustment as provided in the Equity Incentive Plan, no participant shall be granted awards relating to more than 200,000 shares during any calendar year. The Compensation Committee shall determine the method of exercising options and the form of payment, which may include, without limitation, cash, shares of Common Stock that are already owned by the optionee, other property or "cashless exercise" arrangements. Any grant may provide for automatic "reload option rights", except that the term of any reload options shall not extend beyond the term of the Options originally exercised. The Compensation Committee may specify at the time Options are granted that shares of Common Stock will not be accepted in payment of the option price until they have been owned by the optionee for a specified period; however, the Equity Incentive Plan does not require any such holding period. Options granted under the Equity Incentive Plan may be intended to qualify as "incentive stock options" within the meaning of Section 422 of the of the Internal Revenue Code of 1986, as amended (the "Code"), or Options that are not intended to so qualify. No incentive stock option may be exercised more than ten years from the date of grant. Each grant must specify the period, if any, of continuous service with the Company or any affiliate that is necessary before the Options will become exercisable and may provide for the earlier exercise of the Options in the event of a change of control of the Company or other event. More than one grant may be made to the same optionee.

     Appreciation Rights granted under the Equity Incentive Plan may be either free-standing Appreciation Rights or Appreciation Rights that are granted in tandem with Options. An Appreciation Right represents the right to receive from the Company the difference (the "Spread"), or a percentage thereof not in excess of 100%, between the base price per share of Common Stock in the case of a free-standing Appreciation Right, or the option price of the related Option Right in the case of a tandem Appreciation Right, and the market value of the Common Stock on the date of exercise of the Appreciation Right. Tandem Appreciation Rights may only be exercised at a time when the related Option Right is exercisable and the Spread is positive, and the exercise of a tandem Appreciation Right requires the surrender of the related Option Right for cancellation. A free-standing Appreciation Right must specify a base price, which may be equal to, greater than or less than the fair market value of a share of Common Stock on the date of grant, must specify the period of continuous service that is necessary before the Appreciation Right becomes exercisable (except that it may provide for its earlier exercise in the event of a change in control of the Company or other event) and, in the case of an Appreciation Right awarded in tandem with an incentive stock option, may not be exercised more than ten years from the date of grant. Any grant of Appreciation Rights may specify that the amount payable by the Company upon exercise may be paid in cash, Common Stock or a combination thereof. In addition, any grant may specify that an Appreciation Right may be exercised only in the event of a change in control of the Company. The Compensation Committee may condition the award of Appreciation Rights on continued service and/or the achievement of one or more Management Objectives.

     The Compensation Committee may award Restricted Shares to participants in such amounts and subject to such terms and conditions as may be determined by the Compensation Committee. The participant may be entitled to voting, dividend and other ownership rights prior to the vesting of the shares. The Compensation Committee may condition the vesting of an award on the achievement of specified management objectives.

     No Options, Appreciation Rights or other awards are transferable by a participant except by will or the laws of descent and distribution. Options and Appreciation Rights may not be exercised during a participant's lifetime except by the participant or, in the event of the participant's incapacity, by the participant's guardian or legal representative acting in a fiduciary capacity on behalf of the participant under state law and court supervision.

     In the event of certain stock dividends, stock splits, combinations of shares, recapitalizations, mergers, consolidations, spin-offs, reorganizations, liquidations, issuances of rights or warrants, and similar transactions or events, the Compensation Committee, in its sole discretion, may adjust (i) the maximum number of shares that may be issued or transferred under the Equity Incentive Plan, (ii) the number of shares covered by outstanding awards, (iii) the exercise price of outstanding options and (iv) base prices of outstanding SARs. The Compensation Committee may also, as it determines to be appropriate in order to reflect any such transaction or event, make or provide for such adjustments in the number of shares that may be issued or transferred and covered by outstanding awards granted under the Equity Incentive Plan and the number of shares permitted to be covered by Options and Appreciation Rights granted to any one participant during any calendar year.

     In connection with its administration of the Equity Incentive Plan, the Compensation Committee is authorized to interpret the Equity Incentive Plan, related agreements and other documents. With the approval of the Board, the Equity Incentive Plan may be amended from time to time by the Compensation Committee but, without further approval by the shareholders of the Company, no such amendment may (i) increase the total number of shares of Common Stock that may be issued under the Equity Incentive Plan (except as otherwise provided in the plan), (ii) modify the Equity Incentive Plan's eligibility requirements or
(iii) materially increase the benefits accruing to participants under the Equity Incentive Plan.

EMPLOYMENT AGREEMENTS

     Each of Paul W. Whetsell, David E. McCaslin, John Emery and John E. Plunket are parties to employment agreements with the Company which will expire on December 31, 1999. Mr. Whetsell's and Mr. McCaslin's agreements provide for automatic one year extensions thereafter unless either the executive or the Company gives notice to the other at least 120 days prior to the end of any such period that he or it, as the case may be, does not wish to extend the agreement for an additional period. The employment agreements provide for annual base salaries of $225,000, in the case of Mr. Whetsell, $215,000, in the case of Mr. McCaslin, $200,000, in the case of Mr. Emery, and $150,000, in the case of Mr. Plunket, subject, in each such case, to periodic increases. Each executive will be eligible to receive annual bonuses and will be entitled to participate in all existing or future plans for the benefit of the Company's employees and management, on the same basis as other senior executive officers of the Company.

     Under the employment agreements of Messrs. Whetsell and McCaslin, each is entitled to receive (i) a lump sum payment equal to the product of (a) his total cash compensation for the previous fiscal year and (b) the greater of (1) the number of full and fractional years remaining in the agreement and (2) the number two, if his employment is terminated by the Company without Cause (as defined below) or is terminated by the executive for Good Reason (as defined below), or (ii) a lump sum payment equal to two times his total cash compensation for the previous fiscal year if the Company elects not to extend his contract for an additional year at the end of its initial term (which ends December 31, 1999) or any subsequent term. The events constituting "Good Reason" include the assignment to the executive of duties materially inconsistent with his position and a material breach of the employment agreement by the Company. As used in the employment agreements of Messrs. Whetsell and McCaslin, the term "Cause" includes (i) the executive's willful and intentional failure or refusal to perform or observe any of his material duties set forth in his employment agreement, if such breach is not cured within 30 days of notice from the Company; (ii) any willful and intentional act of the executive involving theft, fraud, embezzlement or dishonesty affecting the Company; and (iii) the executive's conviction of an offense which is a felony in the jurisdiction involved.

Messrs. Whetsell's and McCaslin's employment agreements also provide that if (i) the executive elects to terminate his employment within six months of a Change in Control (as defined below) of the Company or (ii) within one year of any such change in control, the executive is terminated without Cause or the executive terminates his employment for Good Reason, the executive is entitled to receive a lump sum payment equal to the product of (a) his total cash compensation for the previous fiscal year and (b) the greater of (1) the number of full and fractional years remaining in the agreement and (2) the number three. As used in the employment agreements of Messrs. Whetsell and McCaslin, the term "Change in Control" means the occurrence of one of the following events: (i) any person or entity other than Acadia Partners becoming beneficial owner of greater than 35% of the Common Stock; (ii) the Company adopts a plan of liquidation; (iii) the Company merges or combines with another company and, immediately thereafter, the stockholders of the Company prior to the merger or combination hold 50% or less of the Common Stock; (iv) the Company sells all or substantially all of its assets; or (v) the Company ceases to act as general partner of CapStar Management Company, L.P. Amounts received by the executive upon termination of employment will increase to compensate the executive for any excise tax payable by him under the Code. These employment agreements prohibit the executives from using or disclosing any confidential information about the Company and its operations for a period of three years after the term of employment and from engaging in any competitive hotel business for a period of one year after the term of employment.

     Under the employment agreements of Messrs. Emery and Plunket, each is entitled to receive a lump sum payment equal to his annual base salary for the greater of one year or the remaining unexpired term of employment, if his employment is terminated by the Company without Cause (as defined below). Each of these executives will be entitled to receive his annual base salary for a period of two years if his employment is terminated by the executive as a result of the occurrence of a Material Adverse Change (as defined below) or likely occurrence of a Material Adverse Change following a Change in Control (as defined below). The events constituting "Cause" under the employment agreements of Messrs. Emery and Plunket include: (i) the executive's inability to perform his duties under the agreement for more than a 120-day period, whether or not continuous, during any 365-day period; (ii) acts of willful misfeasance or gross negligence in connection with the executive's employment; (iii) the executive's conviction of (or plea of no contest to) an offense which is a felony in the jurisdiction involved; (iv) repeated failure, after written notice thereof, by the executive to perform any of his duties under the employment agreement; and
(v) a breach of a specific provision of the employment agreement and, if such breach is curable, failure to cure same within 30 days of written notice thereof. As used in the employment agreements of Messrs. Emery and Plunket, the term "Change in Control" means: any person or entity, other than Acadia Partners, becoming beneficial owner of greater than 35% of the Common Stock, so long as no Change in Control will be deemed to have occurred if the executive continues to report to Paul W. Whetsell. As used in the employment agreements of Messrs. Emery and Plunket, the term "Material Adverse Change" means a material reduction or material adverse change in the executive's working conditions if, after such reduction or change, the executive's authority or working conditions are not commensurate with those of executives holding chief financial officer positions at companies comparable to the Company in the lodging industry.

                             COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program provides competitive levels of compensation designed to integrate pay with the Company's annual and long-term performance goals. Underlying this objective are the following concepts: supporting an individual pay-for-performance policy that differentiates compensation levels based on corporate and individual performance; motivating key senior officers to achieve strategic business objectives and rewarding them for that achievement; providing compensation opportunities which are competitive to those offered in the marketplace, thus allowing the Company to compete for and retain talented executives who are critical to the Company's long term success; and, aligning the interest of executives with the long-term interests of the Company's stockholders.

     In the interest of balancing all key stockholder interests, the Compensation Committee believes that the compensation of the executive officers of the Company, along with the compensation of other officers, should be comprised of a combination of base salary, short-term annual incentive bonus under the Management Bonus Plan and long-term stock options under the Equity Incentive Plan. While these elements are balanced in total in comparison to other comparable organizations, the Compensation Committee believes that potential compensation in the form of performance-related variable compensation should be emphasized. Variable compensation will be both short-term and long-term based. The resulting total package has been designed to reward officers for the creation of long-term stockholder value in excess of other comparable organizations.

BASE SALARY

     In determining the appropriate amount of fixed base pay for officers, the Compensation Committee compared the officers' base salaries with those paid to other executives in the hotel industry.

INCENTIVE BONUS

     Under the Management Bonus Plan, certain officers and employees of the Company are eligible to receive cash bonuses upon fulfillment of predetermined corporate and individual goals. The executive officers received bonuses for fiscal 1997 of between 35% and 100%, in accordance with the Management Bonus Plan. Annual bonus payouts in 1998 to other officers will range up to 100% of base salary, in accordance with the Management Bonus Plan. Full bonus payouts will be made only if the Company's performance goals are exceeded. Bonuses will not be available if minimum performance goals are not met.

     In addition to bonuses paid under the Management Bonus Plan, certain officers and employees of the Company are eligible to receive cash compensation based on meeting certain criteria for achieving a specified volume of acquisitions of hotel properties during a fiscal year. In connection with the acquisition activity conducted during 1997, Mr. Whetsell and Mr. Plunket were paid compensation of $198,012 and $457,244, respectively.

STOCK OPTIONS

     Stock options, stock appreciation rights and restricted shares are granted to officers and other key employees of the Company under the Equity Incentive Plan as incentives to promote long-term growth and to increase stockholder value. The Compensation Committee believes that the grant of options focuses attention on managing the Company from the perspective of an owner with an equity stake in the business. The Company granted certain executive officers and other members of management options to purchase up to 855,050 shares of Common Stock. All options granted were at the fair market value as of the date of grant. Since the value of an option bears a direct relationship to the Company's stock price, it serves as an effective long-term incentive, which is highly compatible with the interests of stockholders, and is therefore an important element of the Company's compensation policy.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Whetsell's compensation as Chairman of the Board and Chief Executive Officer for 1997 was $251,988 per year, which is below comparable compensation for other chief executive officers in the hotel industry. This compensation was established by the Compensation Committee. Mr. Whetsell's compensation for 1998 will be $360,000 per year, which is commensurate with other chief executive officers in the hotel industry. This compensation was established by the Compensation Committee. See "Management-The Executive Officers-Employment Agreements."

TAX DEDUCTIBILITY OF COMPENSATION

     Section 162(m) of the Code, generally limits the deductibility on the Company's tax return of compensation over $1 million to any of the officers of the Company unless the compensation is paid pursuant to a plan which is performance-related, non-discriminatory and has been approved by the Company's stockholders. The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted, while simultaneously providing the Company's officers with appropriate rewards for their performance. The Company did not pay any compensation during 1997 that would be subject to Section 162(m).

THE COMPENSATION COMMITTEE
                                    Bradford E. Bernstein
                                    Daniel L. Doctoroff
                                    William S. Janes
                                    Joseph McCarthy


                               PERFORMANCE GRAPH

     The following graph compares the cumulative annual return of the Common Stock since August 20, 1996, the date of the Company's initial public offering, with the cumulative total return of the New York Stock Exchange Market Value Index ("NYSE Index") and the Company's peer group (the "Peer Group") index over the same period, assuming an initial investment of $100 on August 20, 1996, with all dividends reinvested. The Peer Group consists of Bristol Hotel Company, Interstate Hotels Company, Wyndham Hotel Corp., Prime Hospitality Corporation and Servico Inc. The Company believes that the Peer Group represents the Company's principal competitors in the hotel ownership and management segment of the hospitality industry. In addition, the Peer Group is comprised of publicly traded Companies whose market capitalizations and principal lines of business are comparable to those of the Company.

                         [Performance Graph Shown Here]

     The foregoing graph is based upon the following data:

                                 8/20/96    12/31/96    12/31/97
                                 -------    --------    --------
The Company...............       $100.00     $109.03     $190.63
Peer Group Index...........       100.00      112.36      150.44
NYSE Index.................       100.00      111.89      147.20

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 15, 1998 by (i) all persons known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director who is a stockholder, (iii) each of the Named Executive Officers, and
(iv) all directors and executive officers as a group.

NAME & ADDRESS OF BENEFICIAL OWNER                                                                      NUMBER         PERCENTAGE
----------------------------------                                                                      ------         ----------
                                                                                                           SHARES BENEFICIALLY
                                                                                                                   OWNED
                                                                                                                   -----
Franklin Resources, Inc.(1).......................................................................        2,082,637          8.4%
Pilgrim Baxter & Associates, Ltd.(2)..............................................................        1,828,020          7.3
Morgan Stanley, Dean Witter, Discover & Co.(3)....................................................        1,608,275          6.5
Massachusetts Financial Services Company(4).......................................................        1,431,512          5.7
Dresdner RCM Global Investors LLC(5)..............................................................        1,427,800          5.7
Paul W. Whetsell..................................................................................          454,407          1.8
David E. McCaslin.................................................................................           63,203            *
John E. Plunket...................................................................................           32,719            *
John Emery........................................................................................           43,348            *
D. Scott Livchak..................................................................................           19,457            *
Robert Gauthier...................................................................................            9,000            *
Daniel L. Doctoroff...............................................................................           84,998            *
Bradford E. Bernstein.............................................................................           33,770            *
William S. Janes..................................................................................            9,151            *
Joseph McCarthy...................................................................................           17,388            *
Edward L. Cohen...................................................................................                0            *
Edwin T. Burton, III..............................................................................                0            *
Edward P. Dowd....................................................................................                0            *
Mahmood Khimji....................................................................................          267,226          1.1
All directors and executive officers as a group (14 persons)......................................        1,034,667          4.2

-----------
*    Represents less than 1% of the class.

(1) The business address of Franklin Resources, Inc. ("FRI") is 777 Mariners Island Blvd., San Mateo, CA 94404. Such shares are owned by one or more open or closed-ended investment companies or other managed accounts which are advised by direct or indirect advisory subsidiares of FRI. Such advisory subsidiaries may be deemed to beneficially own such shares. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of FRI and, as such, also may be deemed to own such shares held, directly or indirectly, by FRI.

(2) The business address of Pilgrim Baxter & Associates, Ltd. Is 825 Duportail Road, Wayne, Pennsylvania 19087.

(3) The business address of Morgan Stanley, Dean Witter, Discover & Co. is 1585 Broadway, New York, New York 10036. Such shares are owned by accounts managed on a discretionary basis by Morgan Stanley, Dean Witter, Discover & Co. No such account holds more than 5% of the class.

(4) The business address of Massacusetts Financial Services Company is 500 Boylston Street, Boston, Massachusetts 02116.

(5) The business address of Dresdner RCM Global Investors LLC is Four Embarcado Center, San Francisco, California 94111. Dresdner RCM Global Investors LLC ("Dresdner RCM") is an investment advisor. RCM Limited L.P. ("RCM Limited") is the Managing Agent of Dresdner RCM. RCM Limited has beneficial ownership of such shares only to the extent that RCM Limited may be deemed to have beneficial ownership of securities beneficially owned by Dresdner RCM. RCM General Corporation ("RCM General") is the General Partner of RCM Limited. RCM General has beneficial ownership of such shares only to the extent RCM General may be deemed to have beneficial ownership of securities beneficially owned by Dresdner RCM.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITIONS

     In March 1996, the Company acquired The Latham Hotel in Washington, D.C. for a purchase price of $12,000,000 from LCP Hotel Ventures, L.P. ("LCP"). At the time of the acquisition, the general partner of LCP was Latham Hotels, Inc. ("LHI"), a corporation owned 80% by Paul W. Whetsell, President and Chief Executive Officer of the Company, and 10% by David E. McCaslin, Chief Operating Officer of the Company. Including their interests in LHI, Mr. Whetsell and Mr. McCaslin owned, directly or indirectly, 9.18% and 0.52%, respectively, of the beneficial interest in LCP and received $763,000 and $42,000, respectively, of the net proceeds of the purchase price paid to LCP. The purchase price for The Latham Hotel was determined through arm's-length negotiations between the Company, on the one hand, and representatives of the holders of the majority of the beneficial interests in LCP, on the other hand; such representatives are not affiliated with the Company.

     In April 1997, the Company acquired the Holiday Inn in Tinton Falls, New Jersey and the Holiday Inn Sports Complex in Kansas City, Missouri for an aggregate purchase price of $10,128,000 from two partnerships in which Mr. Whetsell owned, directly or indirectly, 12.0% and 11.0%, respectively, and Mr. McCaslin owned, directly and indirectly, 1.5% and 1.4%, respectively, of the beneficial interest. The purchase price for these hotels was determined through arm's-length negotiations between the Company, on the one hand, and representatives of the holders of the majority of the beneficial interests in the sellers, on the other hand; such representatives are not affiliated with the Company.

     In April 1997, the Company acquired a portfolio of six hotels from Highgate Hotels and certain affiliated entities, for consideration consisting of $68 million cash and $32 million of operating partnership units. Mahmood Khimji, a director of the Company, is a principal of Highgate Hotels. At the time of the acquisition, Mr. Khimji was not a director of the Company.

     Since November 1995, the Company has acquired 88% of the limited partnership interests in the partnership ("Atlanta Partners") that owns the Westin Atlanta Airport. In November 1995, the Company acquired, for a purchase price of $56,000, the 1% general partnership interest in Atlanta Partners previously held by a corporation in which E. Robert Roskind owned an equity interest ("LHP"). At the time of such acquisition, Mr. Roskind was a principal of both CapStar Management and EquiStar Hotel Investors, L.P. LHP was also paid a fee of $893,000 in connection with the acquisition of the partnership interests in Atlanta Partners, and is entitled to an additional $161,000 upon the ultimate disposition of Atlanta Partners. The LCP Group, L.P., in which Mr. Roskind owns an equity interest is entitled to an annual fee of $30,000 for providing certain administrative services relating to the outside limited partners of the Westin Atlanta Airport. All of the compensation paid or payable to affiliates of Mr. Roskind in connection with the Westin Atlanta Airport transaction was negotiated between Mr. Roskind, on the one hand, and other principals of EquiStar, on the other hand, who believed the compensation to have been at fair market value. Mr. Roskind is no longer associated with the Company.

OWNERSHIP INTERESTS IN CERTAIN MANAGED HOTELS

     As of December 31, 1997, Mr. Whetsell and Mr. McCaslin and corporations owned by them own, directly or indirectly, (i) a leasehold interest, expiring on December 31, 2001, in two of the hotels which the Company manages for third party owners (the "Leased Hotels") and (ii) minority equity interests in four hotels which the Company manages (together with the Leased Hotels, the "Affiliated Hotels"). Mr. Whetsell and Mr. McCaslin exercise management control over the entities that own the above mentioned interests in the Affiliated Hotels. Such interests were acquired prior to the formation of CapStar Management and EquiStar. For the year ended December 31, 1997, the Company received approximately $866,000 in management fees from the Affiliated Hotels. Under the terms of their employment agreements, Messrs. Whetsell and McCaslin are prohibited from hereafter acquiring any interests in hotels or hotel management companies while they serve as officers of the Company. See "The Executive Officers-Employment Agreements."

INDEBTEDNESS OF CERTAIN MEMBERS OF MANAGEMENT

     In connection with the initial formation and capitalization of EquiStar, CapStar Management made loans to certain directors and executive officers of the Company, which loans were used to make capital contributions to EquiStar. Such loans were made from August 1995 through April 1996 and bore interest at the prime rate through December 31, 1995 and at a rate of 1.5% above the prime rate thereafter. The largest aggregate amounts of the loans to such directors and executive officers outstanding at any time (where such aggregate amount exceeded $60,000) were $300,000 to Mr. Whetsell and $147,500 to Mr. McCaslin. All such loans were repaid in September 1996.

SUBORDINATED DEBT

     One member of the syndicate of lenders of the Company's $50 million of subordinated indebtedness is Oak Hill Securities Fund, L.P. ("Oak Hill Securities"). The investment advisor to Oak Hill Securities is Oak Hill Advisors, Inc., one of the principal stockholders of which is Daniel L. Doctoroff, a director of the Company. Mr. Doctoroff is also a principal stockholder of Oak Hill Partners which is the investment advisor to Acadia Partners, L.P., a principal stockholder of the Company. The Company has borrowed an aggregate of $25 million from Oak Hill Securities. See "Principal Stockholders."

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CapStar Hotel Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 1998


                                CAPSTAR HOTEL COMPANY

                                By: /s/ Paul W. Whetsell
                                    ----------------------------------
                                    Paul W. Whetsell
                                    President, Chief Executive Officer
                                        and Chairman of the Board