Form 10-Q
period 1998-03-31
CAPSTAR HOTEL CO
filed 1998-05-08
CIK 1014764

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998 or

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


      The number of shares of common stock, par value $0.01 per share ("Common Stock"), outstanding at May 7, 1998 was 24,900,505.

                              CAPSTAR HOTEL COMPANY
                                      INDEX

                                                                          Page

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           March 31, 1998 and December 31, 1997.........................  3

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 1998 and 1997.................... 4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and 1997.................... 5

           Notes to Condensed Consolidated Financial Statements.......... 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS................ 9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK... 11

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION............................................ 11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................. 12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          March 31, 1998        December 31, 1997
                                                                          --------------        -----------------
                                                                             (unaudited)
  ASSETS
  Current Assets:
   Cash and cash equivalents..........................................        $    77,573        $    83,429
   Accounts receivable, net...........................................             35,200             26,009
   Deposits...........................................................              8,544             16,173
   Pepaid expenses, inventory and other...............................              9,608              7,218
                                                                              -----------        -----------

   Total current assets...............................................            130,925            132,829
  Property and equipment
   Land...............................................................            143,109            125,140
   Building and improvements..........................................            907,863            737,095
   Furniture, fixtures, and equipment.................................             93,138             75,226
   Construction in progress...........................................             20,057             12,591
                                                                              -----------        -----------
                                                                                1,164,167            950,052
   Accumulated depreciation...........................................            (35,963)           (27,275)
                                                                              -----------        -----------



   Total property and equipment, net..................................          1,128,204            922,777
  Investments in and advances to affiliates...........................             11,908             11,970
  Restricted cash                                                                   3,116              3,111
  Intangible assets, net of accumulated amortization of $2,745
   and $2,032.........................................................             54,304             53,955
                                                                              -----------         ----------
                                                                               $1,328,457         $1,124,642
                                                                              -----------         ----------
                                                                              -----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                          $    19,345        $    16,726
    Accrued expenses and other liabilities............................             52,954             40,246
    Income taxes payable..............................................                608                565
    Long-term debt, current portion...................................             54,338              1,056
                                                                              -----------         ----------
  Total current liabilities...........................................            127,245             58,593
  Deferred income taxes...............................................              6,098              6,098
  Long-term debt......................................................            621,109            491,715
                                                                              -----------         ----------

  Total liabilities...................................................            754,452            556,406

  Minority interests..................................................             49,194             48,824

  Stockholders' Equity:
   Common stock, par value $0.01 per share
    Authorized- 49,000 shares
    Issued and outstanding- 24,890 and 24,867 shares..................                249                249
  Additional paid-in-capital..........................................            500,017            499,576
  Retained earnings...................................................             26,565             22,114
  Accumulated other comprehensive income..............................             (2,020)            (2,527)
                                                                              -----------         ----------
  Total stockholders' equity..........................................            524,811            519,412
                                                                              -----------         ----------
                                                                              $ 1,328,457         $1,124,642
                                                                              -----------         ----------
                                                                              -----------         ----------

See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended March 31,
                                                       ---------------------------
                                                               1998            1997
                                                               ----            ----
Revenue:
  Hotel operations:
    Rooms................................................   $ 100,876      $  31,260
    Food and beverage....................................      33,192         13,828
    Other operating departments..........................       7,529          2,149
  Office rental, parking and other revenue...............       1,018             --
  Hotel management and other fees........................         987            871
                                                            ---------      ---------

  Total revenue..........................................     143,602         48,108
                                                            ---------      ---------

  Hotel operating expenses by department:
    Rooms................................................      24,193          7,764
    Food and beverage....................................      26,547         11,231
    Other operating departments..........................       4,100          1,167
  Office rental, parking and other operating expenses....         440             --
  Undistributed operating expenses:
    Administrative and general...........................      25,245          8,846
    Property operating costs.............................      19,068          5,874
    Property taxes, insurance and other..................       6,135          2,193
    Lease expense........................................      10,654             --
    Depreciation and amortization........................       9,508          3,499
                                                            ---------      ---------

  Total operating expenses...............................     125,890         40,574

  Net operating income...................................      17,712          7,534
  Interest expense, net..................................       9,972          4,252
                                                            ---------      ---------
  Income before minority interests and income taxes......       7,740          3,282
  Minority interests.....................................        (561)           (48)
                                                            ---------      ---------
  Income before income taxes.............................       7,179          3,234
  Income taxes...........................................       2,728          1,294
                                                            ---------      ---------
  Net income.............................................   $   4,451      $   1,940
                                                            ---------      ---------
                                                            ---------      ---------
  Earnings per share:
  Basic..................................................   $    0.18      $    0.14
                                                            ---------      ---------
                                                            ---------      ---------
  Diluted................................................   $    0.18      $    0.14
                                                            ---------      ---------
                                                            ---------      ---------


 See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(IN THOUSANDS)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                 1998           1997
                                                                                 ----           ----
 OPERATING ACTIVITIES:
  Net income..............................................................  $   4,451      $   1,940
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization.........................................      9,508          3,499
    Minority interests....................................................        561             48
  Changes in assets and liabilities:
    Accounts receivable, net..............................................     (9,191)        (4,727)
    Deposits, prepaid expenses, inventory and other assets................      5,239        (27,215)
    Accounts payable......................................................      2,619          5,485
    Accrued expenses and other liabilities................................     12,708          4,094
    Income taxes payable..................................................         43           (172)
                                                                             ---------      ---------
  Net cash provided by (used in) operating activities.....................     25,938        (17,048)
                                                                             ---------      ---------
  INVESTING ACTIVITIES:
  Purchases of property and equipment.....................................   (213,593)       (69,855)
  Investments in and advances to affiliates...............................         62         (1,991)
  Purchases of minority interests.........................................        (28)           (42)
  Change in restricted cash...............................................         (5)          (362)
                                                                             ---------      ---------
  Net cash used in investing activities...................................   (213,564)       (72,250)
                                                                             ---------      ---------
  FINANCING ACTIVITIES:
  Deferred costs..........................................................     (1,062)          (732)
  Proceeds from long-term debt............................................    183,000             --
  Principal payments of long-term debt and capital leases.................       (324)          (225)
  Repayments of line of credit, net.......................................       --          (49,000)
  Proceeds from issuances of common stock, net............................        441        134,051
  Distributions to minority investors.....................................       (163)            --
                                                                             ---------      ---------
  Net cash provided by financing activities...............................    181,892         84,094
                                                                             ---------      ---------
  Effect of exchange rate changes on cash and cash equivalents............       (122)          --
  Net decrease in cash and cash equivalents...............................     (5,856)        (5,204)
  Cash and cash equivalents, beginning of period..........................     83,429         21,784
                                                                            ---------      ---------
  Cash and cash equivalents, end of period................................  $  77,573      $  16,580
                                                                            ---------      ---------
                                                                            ---------      ---------

See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
UNAUDITED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION

The principal activity of the Company is to own, acquire, renovate, reposition and manage upscale, full-service hotels. The Company also leases and manages certain other hotels. As of March 31, 1998, the Company owned, leased or managed 140 hotels with 27,723 rooms. The Company owned 55 of these hotels with 14,414 rooms, leased 45 of these hotels with 6,410 rooms, and managed an additional 40 hotels owned by third parties with 6,899 rooms.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three months ended March 31, 1998, net income was $4,451, other comprehensive income, net of tax, was $507, and comprehensive income was $4,958. For the three months ended March 31, 1997, net income and comprehensive income were both $1,940.

3.   LONG-TERM DEBT

Long-term debt consisted of the following:

                                                   March 31, 1998  December 31, 1997
                                                   --------------  -----------------

  Credit facility............................    $ 283,000           $ 100,000
  Convertible notes..........................      172,500             172,500
  Subordinated notes.........................      149,810             149,805
  Non-recourse facility......................       52,750              52,750
  Mortgage debt..............................       14,981              15,084
  Other......................................        2,406               2,632
                                                 ---------           ---------
                                                   675,447             492,771
  Less current portion.......................      (54,338)             (1,056)
                                                 ---------           ---------
                                                 $ 621,109           $ 491,715
                                                 =========           =========


During the three months ended March 31, 1998, the Company borrowed $183,000 on the credit facility to fund certain acquisitions of hotels.

Aggregate future maturities of the above obligations are as follows:

         1998...............................................   $   732
         1999...............................................    54,466
         2000...............................................     1,826
         2001...............................................    13,118
         2002...............................................    ------
         Thereafter........................................    605,305
                                                              --------
                                                              $675,447
                                                              ========


4.   EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):

                                                                                  Three Months Ended March 31,
                                                                              -------------------------------------
                                                                                    1998                1997
                                                                              --------------         --------------
BASIC EARNINGS PER SHARE COMPUTATION:
  Net income..............................................................         $4,451              $1,940
  Weighted average number of shares of  common stock outstanding..........         24,889              13,540
                                                                                   ------              ------
  Basic earnings per share................................................          $0.18               $0.14
                                                                                   ======              ======
DILUTED EARNINGS PER SHARE COMPUTATION:
  Net income..............................................................         $4,451              $1,940
  Weighted average number of shares of common stock outstanding...........         24,889              13,540
  Common stock equivalents-stock options..................................            240                 192
                                                                                      ---                 ---
  Total weighted average number of diluted shares of common
  stock outstanding.......................................................         25,129              13,732
                                                                                   ------              ------
  Diluted earnings per share..............................................          $0.18               $0.14
                                                                                   ======              ======

The effects of certain operating partnership units and convertible debt were not included in the computation of diluted EPS for the three months ended March 31, 1998 as their effects were anti-dilutive.

5.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                          1998                  1997
                                                                         --------          ----------
  Cash paid for interest and income taxes:
  Interest, net of capitalized interest of $821 and $99, respectively...  $ 8,301            $ 3,887
  Income taxes..........................................................    2,685              1,464

  Non-cash investing and financing activities:
  Long-term debt assumed in purchase of property and equipment..........    ---               15,628




6.   MERGER

On March 15, 1998, the Company and American General Hospitality Corporation (the "REIT") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals. Pursuant to the Merger Agreement, the Company will spin off in a taxable transaction, its hotel operations and management business to its current stockholders as a new C Corporation to be called MeriStar Hotels & Resorts, Inc. The Company will subsequently merge with and into the REIT and the surviving corporation will be called MeriStar Hospitality Corporation. The merger is expected to close in June, subject to customary conditions, regulatory approvals and approval of the merger by shareholders of both companies.

7.     SUBSEQUENT EVENTS

Subsequent to March 31, 1998, the following were announced:

 - The Company acquired the 524-room Sheraton Fisherman's Wharf hotel in San Francisco, California for a purchase price of $84 million. The acquisition was funded through existing cash and borrowings on the Company's credit facility.

 - The Company entered into three separate agreements to acquire nine hotels and lease an additional two hotels with 2,373 rooms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The principal activity of the Company is to own, acquire, renovate, reposition and manage upscale, full-service hotels. The Company also leases and manages certain other hotels. As of March 31, 1998, the Company owned, leased or managed 140 hotels with 27,723 rooms. The Company owned 55 of these hotels with 14,414 rooms, leased 45 of these hotels with 6,410 rooms, and managed an additional 40 hotels owned by third parties with 6,899 rooms. The financial statements for the periods ended March 31, 1998 and March 31, 1997 reflect differing numbers of owned, leased, and managed hotels throughout the periods. For the leased hotels, the full operating results are included in the Company's financial statements. The following table outlines the Company's portfolio of owned, leased and managed hotels:

                               OWNED                 LEASED                  MANAGED                     TOTAL
                         -----------------     ------------------      ------------------         -----------------
                         HOTELS      ROOMS     HOTELS       ROOMS      HOTELS       ROOMS         HOTELS      ROOMS
                         ------      -----     ------       -----      ------       -----         ------      -----

March 31, 1998.........    55        14,414        45        6,410         40        6,899         140         27,723
December 31, 1997......    47        12,019        40        5,687         27        4,631         114         22,337
March 31, 1997.........    24        6,348         --          --          28        4,482          52         10,830
December 31, 1996......    19        5,166         --          --          28        4,619          47         9,785

On March 15, 1998, the Company and American General Hospitality Corporation (the "REIT") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals. Pursuant to the Merger Agreement, the Company will spin off in a taxable transaction, its hotel operations and management business to its current stockholders as a new C Corporation to be called MeriStar Hotels & Resorts, Inc. The Company will subsequently merge with and into the REIT and the surviving corporation will be called MeriStar Hospitality Corporation. The merger is expected to close in June, subject to customary conditions, regulatory approvals and approval of the merger by shareholders of both companies.

FINANCIAL CONDITION

MARCH 31, 1998 COMPARED WITH DECEMBER 31, 1997

Total assets increased by $203.9 million to $ 1,328.5 million at March 31, 1998 from $1,124.6 million at December 31, 1997. This growth was due to the acquisition of eight hotels during the first quarter of 1998.

Total liabilities increased by $198.1 million to $754.5 million at March 31, 1998 from $556.4 million at December 31, 1997 due mainly to the increase in long-term debt. Long-term debt increased by $182.6 million to $675.4 million at March 31, 1998 from $492.8 million at December 31, 1997 as a result of borrowings to finance first quarter hotel acquisitions, net of principal repayments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,1997

Total revenue increased by $95.5 million or 199% from $48.1 million in the three-month period ended March 31, 1997 to $143.6 million in the three-month period ended March 31, 1998. This substantial increase was primarily attributable to the acquisition of 31 owned and 45 leased hotels since the end of the first quarter of 1997, and revenue growth from hotels in the Company's portfolio that benefited from renovation and repositioning programs. On a pro forma basis for the 47 hotels the Company owned as of December 31, 1997, revenue per available room ("RevPAR") increased 9.1 percent to $63.53 for the three months ended March 31, 1998, compared to $58.22 for the comparable period in 1997. Same-store average daily rate ("ADR") rose 7.5 percent from $86.56 to $93.06 and occupancy increased to 68.3 percent, compared to 67.3 percent in the same period in 1997.

Hotel department and other operating expenses increased considerably due to the increase in the number of owned and leased hotels in 1998 as compared to 1997. The total of such expenses as a percentage of related revenues declined from 42.7% in 1997 to 38.8% in 1998. This decline results from a combination of increased operational efficiencies implemented at owned and leased hotels, and the ADR and RevPAR gains noted above.

Undistributed operating expenses increased in 1998 as a result of the additional owned, leased and managed hotels added to the Company's portfolio since March 31, 1997. The lease agreements require the Company to pay participating rent based on the leased hotel's revenue, subject to certain minimum amounts. The Company did not lease any hotels until July 16, 1997, and has subsequently acquired leases for a total of 45 hotels as of March 31, 1998. As a result, the Company did not have any lease expense for the three months ended March 31, 1997.

Net interest expense increased to $10.0 million for the three months ended March 31, 1998, from $4.3 million for the same period in 1997. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1997 and 1998.

Earnings before interest expense, income taxes, depreciation and amortization grew to $27.2 million for the three months ended March 31, 1998, from $11.0 million for the same period in 1997. This growth reflects both the increase in the number of hotels owned and operated, and improved operating margins on the Company's overall portfolio.

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

Operating activities provided $25.9 million of net cash in the first quarter of 1998 mainly due to higher levels of net income, depreciation and amortization, and accrued expenses and other liabilities due to the increase in hotels owned and leased. The Company used $213.6 million of cash in investing activities for the first quarter of 1998, primarily for the acquisition of hotels and capital expenditures at the Company's owned hotels. Net cash provided by financing activities of $181.9 million resulted from borrowings under the Company's credit facility, net of principal repayments.

At March 31, 1998 the Company had available $167.0 million under the credit facility's revolving facility and $32.3 million under the non-recourse facility. In April 1998, the Company used $48.9 million of cash and $30.0 million of additional borrowings under the credit facility to purchase a hotel. An additional $5.0 million was borrowed from the credit facility's revolving facility for general corporate expenditures. As of May 7, 1998, the Company has available $132.0 million under the credit facility's revolving facility and $32.3 million under the non-recourse facility.

Capital for renovation work has been and is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. The Company believes that these initial and continuing capital investments will, in conjunction with operating improvements the Company implements after purchasing a hotel, substantially enhance the competitive position and operating results of its owned hotels. During the three month period ended March 31, 1998, the Company spent $21.6 million on initial renovation and ongoing capital expenditure programs. The Company expects to spend approximately $95.9 million during the remainder of 1998 to complete initial renovation programs and to fund ongoing capital expenditures for the owned hotels.

The Company believes cash generated by operations, together with existing borrowing capacity, will be sufficient to fund its existing working capital, ongoing capital expenditures, and debt service requirements. In addition, the Company expects to continue to make acquisitions of upscale, full-service hotels and hotel management companies, and to secure additional management contracts. Also the Company invested in three joint ventures in 1997. The Company expects to form additional joint ventures and strategic alliances with institutional and private hotel owners to invest in future acquisitions, and to secure additional fee management arrangements. The Company expects to finance these future acquisitions and investments through a combination of existing borrowing capacity and the issuance of operating partnership units and/or common stock.

In conjunction with the merger with the REIT, the Company, along with American General Hospitality Corporation, is in the process of negotiating a new senior secured credit facility (the "New Credit Facility") for MeriStar Hospitality Corporation with an anticipated maximum principal amount of approximately $1.3 billion. The proceeds of the New Credit Facility are expected to be used to refinance the existing credit facilities of both the Company and American General Hospitality Corporation, and to fund new acquisitions and general corporate expenditures. The combined outstanding borrowings on credit facilities of the Company and American General Hospitality Corporation were $725.1 million at March 31, 1998. The Company expects the New Credit Facility to comprise a revolving credit facility, a term loan facility, and/or other borrowing arrangements. Additionally, the Company anticipates that borrowings under the New Credit Facility will bear interest at variable interest rates based on MeriStar Hospitality Corporation's compliance with certain financial ratios.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

PART II.    OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

Forward-Looking Statements

Certain statements in this Form 10-Q and in the future filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include: the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage rapid expansion; changes in economic cycles; competition from other hospitality companies; changes in the laws and governmental regulations applicable to the Company; and special risks associated with the merger with the REIT (including the possibility that expected cost savings may not be realized, the possibility that costs or difficulties may arise relating to the integration of the business of the Company and the REIT, and changes in the laws and governmental regulations applicable to the structure of the merger and the related transactions).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.

            Exhibit No.

                27 -- Financial Data Schedule

     (b)    Reports on Form 8-K

         Current Report on Form 8-K dated and filed on January 21, 1998, regarding the consummation of the acquisition of the Medallion Hotels. (Item 2)

         Current Report on Form 8-K/A dated and filed on March 6, 1998, regarding the filing of financial statements and proforma condensed, consolidated balance sheet and statement of operations reflecting acquisition of six hotels from Medallion Hotels, Inc. (Item 2,7)

         Current Report on Form 8-K dated and filed on March 17, 1998, regarding the consummation of the acquisition of the Sheraton Grande Hotel. (Item 2)

         Current Report on Form 8-K dated and filed on March 17, 1998, regarding the agreement between CapStar Hotel Company and American General Hospitality Corporation to merge. (Item 5,7)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAPSTAR HOTEL COMPANY

Date:  May 8, 1998               /s/  PAUL W. WHETSELL
                                 ---------------------
                                 Paul W. Whetsell
                                 President and Chief Executive Officer

Date:  May 8, 1998               /s/  JOHN EMERY
                                 ----------------------
                                 John Emery
                                 Chief Financial Officer

                               EXHIBIT INDEX

Exhibit No.                                 Description
-----------                                 -----------

    27                               Financial Data Schedule