Form 10-K405/A
period 1997-12-31
CAPSTAR HOTEL CO
filed 1998-05-22
CIK 1014764

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

                 For the transition period from ____________ to

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

Registrant's telephone number, including area code: (202) 965-4455

Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS                      Name of each exchange on which registered:
                   ------------------------------           ------------------------------------------
          Common Stock, par value $.01 per share                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the average sale price at May 21, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $742,534,000.

     The number of shares of the Registrant's common stock outstanding as of May 21, 1998 was 24,903,090.

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

     The following table sets forth certain information with respect to the Owned Hotels for the year ended December 31, 1997:

                                                                                  Guest        Average     Average
Hotel                                                  Location                   Rooms       Daily Rate  Occupancy     RevPAR
-----                                                  --------                   -----       ----------  ---------     ------
Sheraton Hotel....................................     Mesa, AZ                     273       $ 89.49        53.6%      $ 47.97
Embassy Suites....................................     Tucson, AZ                   204         74.39        78.5         58.40
Orange County Airport Hilton......................     Irvine, CA                   290         85.87        73.0         62.69
Doubletree Resort.................................     Palm Springs, CA             289         97.45        66.9         65.19
Marriott Hotel....................................     Los Angeles, CA              469        118.56        60.5         71.73
Sacramento Hilton.................................     Sacramento, CA               326         86.74        74.4         64.53
San Pedro Hilton..................................     San Pedro, CA                226         61.66        76.3         47.05
Santa Barbara Inn.................................     Santa Barbara, CA             71        139.35        79.7        111.06
Holiday Inn.......................................     Colorado Springs, CO         201         67.16        70.7         47.48
Sheraton Hotel....................................     Colorado Springs, CO         502         74.15        72.1         53.46
Embassy Suites Denver.............................     Englewood, CO                236        103.75        76.2         79.06
Doubletree Bradley Airport........................     Windsor Locks, CT            200         84.27        67.4         56.80
Embassy Row Hilton................................     Washington, DC               195        119.63        73.5         87.93
Georgetown Inn....................................     Washington, DC                95        137.95        72.4         99.88
The Latham Hotel..................................     Washington, DC               143        113.32        81.1         91.90
Westin Atlanta Airport............................     Atlanta, GA                  496         79.18        75.5         59.78
Jekyll Inn........................................     Jekyll Island, GA            265         63.15        46.6         29.43
Radisson Hotel & Suites...........................     Chicago, IL                  341        134.71        81.2        109.38
Radisson Hotel....................................     Schaumburg, IL               202         83.59        75.9         63.44
Doubletree Guest Suites...........................     Indianapolis, IN             137         87.05        71.0         61.81
Radisson Plaza....................................     Lexington, KY                367         77.76        62.1         48.29
Lafayette Hilton & Towers.........................     Lafayette, LA                328         73.65        72.8         53.62
Metro Airport Hilton Suites.......................     Detroit, MI                  151         81.37        85.7         69.73
Holiday Inn Sports Complex........................     Kansas City, MO              163         68.96        71.8         49.51
Sheraton Airport Plaza............................     Charlotte, NC                226         88.79        69.8         61.98

Four Points Hotel.................................     Cherry Hill, NJ              213         73.72        60.7        44.75
Westin Morristown.................................     Morristown, NJ               201        126.04        59.3        74.74
Marriott Hotel....................................     Somerset, NJ                 434        111.62        75.0        83.72
Holiday Inn.......................................     Tinton Falls, NJ             171         78.89        72.2        56.96
Doubletree Hotel..................................     Albuquerque, NM              294         80.50        67.2        54.10
Radisson Hotel Southwest..........................     Cleveland, OH                237         78.06        66.6        51.99
Great Valley Sheraton.............................     Frazer, PA                   154        100.44        76.3        76.64
Embassy Suites Center City........................     Philadelphia, PA             288        127.64        73.6        93.94
Arlington Hilton..................................     Arlington, TX                310         85.92        72.2        62.03
Doubletree Hotel..................................     Austin, TX                   350         88.08        74.9        65.97
Radisson Hotel....................................     Dallas, TX                   305         61.07        74.1        45.25
Sheraton Hotel....................................     Dallas, TX                   348         64.61        61.4        39.67
Houston Southwest Hilton..........................     Houston, TX                  293         71.43        68.5        48.93
Westchase Hilton & Towers.........................     Houston, TX                  295         95.72        79.5        76.10
Salt Lake Airport Hilton..........................     Salt Lake City, UT           287         80.05        78.6        62.92
Arlington Hilton..................................     Arlington, VA                209        110.31        78.3        86.37
National Airport Hilton...........................     Arlington, VA                386         96.78        67.3        65.13
Bellevue Hilton...................................     Bellevue, WA                 180        110.38        79.3        87.53
Holiday Inn Calgary Airport.......................     Calgary, Alberta             170         51.34        72.2        37.07
Sheraton Hotel....................................     Guildford, B.C.              280         72.85        74.8        54.49
Holiday Inn-Metrotown.............................     Vancouver, B.C.              100         75.03        87.8        65.88
Ramada Vancouver Centre...........................     Vancouver, B.C.              118         75.00        81.8        61.35
                                                                                 ------       -------       -----      -------
Total/Weighted Average............................                               12,019       $ 88.84       71.3%      $ 63.34
                                                                                 ======       =======       =====      =======



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CapStar Hotel Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Capstar Hotel Company
                                By:


                                   /s/ Paul W. Whetsell
                                   -----------------------------------
                                   Paul W. Whetsell
                                   President, Chief Executive Officer
                                   and Chairman of the Board